Form 10-Q
period 2001-09-30
JBO INC
filed 2001-11-15
CIK 1143951

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                                   JBO, INC.
            (Exact name of registrant as it appears in its charter)

                                   000-32999
                            (Commission File Number)

               NEVADA                                   88-1031851
     (State or jurisdiction of                      (I.R.S. Employer
     Incorporation or organization)                  Identification No.)


                   4213 N. Tabor Street, Mesa, Arizona  85215
                    (Address of Principal Executive Office)

                                 (480) 832-0094
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (b) of the Act:
Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes  X          No
                    -------
At the end of the quarter ending September 30, 2001 there were 5,000,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         See attached Exhibit 1

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         Results of Operations

         The Company has had no operations during this quarter.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

            None

Item 2.     Changes in Securities

            None

Item 3.     Default Upon Senior Securities

            None

Item 4.     Submission of matters To a Vote of Security Holders

            None

Item 5.     Other Information.

            None

Item 6.     Exhibits and Reports.

            Unaudited Financial Statements as of September 30, 2001.


                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2001                  JBO, INC.

                                   By:    William D. O'Neal
                                          ------------------
                                          William D. O'Neal, President

                                    EXHIBIT 1
                             FINANCIAL STATEMENTS


                                   JBO, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                      September 30, 2001 and June 30, 2001


ASSETS
                                         September 30,       June 30,
                                             2001              2001
                                         -------------       --------



CURRENT ASSETS
Cash
                                            35                 971
                                         -------------       --------
Total Current Assets
                                            35                 971
                                         -------------       --------
OTHER ASSETS                                 0                   0
                                         -------------       --------
Total Other Assets                           0                   0
                                         -------------       --------
 TOTAL ASSETS
                                            35                 971
                                         -------------       --------


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities                          0                   0
                                         -------------       --------
Total Current Liabilities                    0                   0
                                         -------------       --------
STOCKHOLDERS' EQUITY
Common Stock, authorized
10,000,000 shares of stock,
issued and outstanding 5,000,000,
par value $0.001 per share               5,000               5,000

Additional Paid in Capital               2,700               2,700
Deficit accumulated during the
development stage                       (7,665)             (6,729)
                                         -------------       --------
Total Stockholders' Equity                  35                 971
                                         -------------       --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        35                 971
                                         -------------       --------

         The accompanying notes are an integral part of these statements

                                   JBO, INC.
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS
                      for the periods from July 1, 2001 to
                  September 30, 2001 and June 20 (inception),
                                to June 30, 2001

                                           July 1,          June 20,
                                            to             (inception)
                                        September 30,       to June 30,
                                            2001               2001
                                        -------------       -----------
INCOME
Revenue                                          0                  0
                                        -------------       -----------
EXPENSES
General, Selling and
Administrative                               7,665              6,729
                                        -------------       -----------

Total Expense                                7,665              6,729
                                        -------------       -----------

Loss before Provision for
Income Taxes                                (7,665)            (6,729)
Provision for Income Taxes                       0                  0
                                        -------------       -----------
NET INCOME (LOSS)                           (7,665)            (6,729)
                                        =============       ===========
Primary and Diluted Earnings
(Loss) per Weighted Average
Number of Common Shares                          a                  a
Weighted Average Number of
Common Shares                            5,000,000          4,959,091

a: less than $0.01

         The accompanying notes are an integral part of these statements

                                   JBO, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
             for the period from July 1, 2001 to September 30, 2001


                                  Common Stock       Additional          Accumulated   Total
                                Shares      Amount   Paid in Capital     Deficit       Equity
                                ------      ------   ---------------     -----------   ------

Initial Capitalization
 Stock issued for
 services                     4,700,000      4,700                             0       4,700
Stock sales for cash            300,000        300        2,700                        3,000
Retained Earnings (Loss)                                                  (7,665)     (7,665)
                                                                         -----------   ------
Balance, September 30, 2001   5,000,000      5,000        2,700           (7,665)         35
                              ---------      ------   ---------------     -----------   ------

         The accompanying notes are an integral part of these statements


                                   JBO, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
   for the periods from July 1, 2001 to September 30, 2001 and June 20, 2001
                          (inception) to June 30, 2001


                                    June 20, 2001         July 1, 2001
                                   to September 30,      (inception)to
                                         2001             June 30,2001
                                   ------------------     ---------------

Cash Flows from
Operating Activities
Net Loss                                  (936)              (6,729)
Consulting for stock                         0                4,700
Changes in assets
and Liabilities                              0                    0
                                   ------------------     ---------------
Net Cash Provided by
 Operations                                (936)              (2,029)
                                   ------------------     ---------------
Cash Flows Used
 in Investing Activities                      0                    0
                                   ------------------     ---------------
Cash Flows from
 Financing Activities

Sales of Stock                                0                3,000
                                   ------------------     ---------------
 Cash Flows from
Financing Activities                          0                3,000
                                   ------------------     ---------------
Net Increase (Decrease)
 in Cash                                   (936)                 971

Cash, Beginning of Period                   971                    0
                                   ------------------     ---------------
Cash, End of Period                          35                  971
                                   ==================     ===============

         The accompanying notes are an integral part of these statements.

                                   JBO, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS

Note 1.  GENERAL ORGANIZATION AND BUSINESS

JBO, Inc, (the Company) was organized in the state of Nevada on June 20, 2001. The Company is currently in its development stage and to date its activities have been limited to organization and capital formation. The Company currently has no operations and, in accordance with SFAS No. 7, is considered a development stage company.

Note 2.   INTERIM FINANCIAL INFORMATION

The accompanying unaudited financial statements have beenh prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with with the Company?s financial statements and related notes as contained in Form 10-SB for the period beginning June 20, 2001 (inception), and ended June 30, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended September 30, 2001, are not necessarily indicative of results of operations to be expected for the full year.