Form 10KSB
period 2001-12-31
LEBLANC PETROLEUM INC
filed 2002-04-12
CIK 1143951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                --------------   ----------
                           Commission File No.:  000-32999

                         LEBLANC PETROLEUM, INCORPORATED
                 (Name of small business issuer in its charter)

             Nevada                                        86-1031851
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


                            5527 East Camelback Road
                             Phoenix, Arizona 85018
          (Address, including zip code, of principal executive offices)


Issuer's telephone number (602) 522-8649

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:


                     Common Stock, Par Value $.001 Per Share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes[ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.  $ 222.00

As of December 31, 2001, we had 9,500,000 shares of our $0.001 par value common stock issued and outstanding. As there is no public trading market for our securities, we are unable to determine the aggregate market value of the common stock, our only class of voting stock, held by nonaffiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Form (Check one): Yes [ ] No [X]

To simplify the language in this Form 10-KSB, LeBlanc Petroleum, Incorporated, formerly JBO, Inc., is referred to herein as the "Company" or "We."

                                     PART I

This report on Form 10-KSB and documents incorporated herein by reference contain certain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995 which involve substantial risks and uncertainties. When used in this report and in other reports filed by the Company, the forward-looking statements are often identified by the use of such terms and phrases as "anticipates," "believes," "intends," "plans," "expects," "seeks," "scheduled," "foreseeable future' and similar expressions. Although the Company believes the understandings and assumptions on which the forward-looking statements in this report are based are reasonable, the Company's actual results, performance and achievements could differ materially from the results in, or implied by, these forward-looking statements. Certain factors that could cause or contribute to such differences include those discussed in "Management's Plan of Operations" and elsewhere herein.

ITEM 1.  DESCRIPTION OF BUSINESS.

                                   The Company

LeBlanc, Petroleum, Incorporated, a Nevada corporation, is an exploratory stage independent energy company engaged in the ownership, exploration and acquisition of crude oil and natural gas reserves. We were incorporated on June 20, 2001, as JBO, Inc., a Nevada corporation. JBO, Inc. was incorporated as a "blank check" company and had no assets, liabilities or business activity other than seeking a merger partner. On December 1, 2001, 100% of the shareholders of JBO, Inc. authorized management to enter into Articles of Merger with LeBlanc Petroleum, Incorporated, an Arizona corporation ("LeBlanc"). Pursuant to the Articles of Merger, JBO, Inc. was the "surviving company," and LeBlanc was the "disappearing company." At the date of the merger, LeBlanc had issued and outstanding 9,000,000 shares of its common stock, its only class of stock. Up to the date of the merger, the Company had issued and outstanding 5,000,000 shares of its common stock, its only class of stock. On December 1, 2001, William D. O'Neal and Stephen F. Burg resigned as officers and directors of the Company and were replaced with the current directors and officers set forth in Part III, Item 9 below. Simultaneously upon the merger, the Company redeemed 2,500,000 shares of the common stock of the Company from Mr. O'Neal, and 2,500,000 shares of the common stock of the Company from Mr. Burg upon the terms set forth in Item 12 below. The 4,500,000 shares redeemed from Mssrs. O'Neal and Burg were reissued to the shareholders of LeBlanc, along with the issuance of an additional 4,500,000 shares of the Company's common stock, in accordance with the Articles of Merger in consideration for all 9,000,000 issued and outstanding shares of the common stock of LeBlanc. The Articles of Merger were filed with the office of the Nevada Secretary of State December 7, 2001, with an effective date of December 1, 2001. On December 12, 2001, we filed with the office of the Nevada Secretary of State an amendment to our Articles of Incorporation changing our name to LeBlanc Petroleum, Incorporated, and to increase our authorized shares of common stock from 10,000,000 shares to 25,000,000 shares.

                                Business Strategy

The Company's intended strategy, which includes the following key elements, is to develop and increase oil and natural gas reserves, production and revenue for the Company.

Utilize State-of-the-Art Technologies.

Certain of the Company's officers, directors and consultants have experience in utilizing 3-D Seismic data and related "state-of-the-art" technologies for analyzing oil and natural gas drilling and development opportunities. We intend to continue to analyze and review oil and natural gas prospects in which we acquire or may acquire an interest based on acquisition and analysis of 3-D Seismic data and related technologies, including "amplitude versus offset" or "AVO" analysis, in an effort to improve drilling success rates and accelerate the development of oil and natural gas reserves.

Develop Drill Site Inventory.

The Company's initial working leasehold interests are in the Right Angle and Johnson Anticline prospects in the San Juan Basin of New Mexico (See Item 2 "Description of Properties") These interests include an inventory of up to approximately 12 potential exploratory and development crude oil wells, based on an initial review of the 2-D Seismic which has been completed. We believe that anticipated cash resources, to be supplied by certain of our officers as loans and future participation from industry partners will enable us to pay our anticipated share of drilling and completion costs for at least 12 exploratory wells on these prospects. We intend to continue to seek and acquire interests in other prospects in the United States and Australia.

Acquire Interests in Oil and Natural Gas Properties.

We will continue to evaluate potential acquisitions of interests in oil and natural gas properties in the United States and Australia, which may become available on terms that we believe will be attractive and which have the potential to add to the Company's reserves and production through the application of lower risk exploitation and exploration techniques. We will evaluate and may acquire interests in producing oil and natural gas properties, which may become available on terms acceptable to the Company. Such acquisitions will be subject to the availability of properties deemed suitable by the Board of Directors, availability of financial resources, location and other factors.

Operate Oil and Natural Gas Properties only when Justified.

Initially, we will not solely operate any of the oil or natural gas properties, which we hold or may acquire, and will rely to some extent on operators qualified in the oil and gas business to conduct operations under a joint operating arrangement.

Maintain Low Overhead Expenses.

We currently have 2 full time employees, Gordon M. LeBlanc, Jr. and G. Maurice LeBlanc III. We do not intend to become obligated to incur substantial cash operating expenses until such time as available capital or cash resources generated from operations are sufficient to justify expanding the number of employees and related expenses. Until such time as we have developed significant and steady cash flow from the production of oil and natural gas, we intend that our management and directors will provide services to the Company primarily for non-cash compensation.

Become an Operating Oil and Natural Gas Company.

At such time as the Company establishes sufficient oil and natural gas reserves and revenue from production, we plan to become an operating oil and natural gas exploration and development company. As continuing revenue from operations is achieved, we expect to obtain separate office space and facilities, full time employees and consultants and to begin to develop and acquire additional oil or natural gas prospects while seeking to increase reserves and production. No assurances can be made as to when or whether such plans may be achieved.

                                  Risk Factors

New Business.

We have only been in existence since June 20, 2001. Since our inception, and through November 30, 2001, our only activity was seeking a merger partner that would add value to the Company. As a result of our merger with LeBlanc on
December 1, 2001, the Company was substantially reorganized and entered a new line of business in December of 2001. Through December 31, 2001, the only business conducted by the Company after the merger with LeBlanc has been re-organizational and strategic planning activities. As we move into the first quarter of 2002, we plan to initially conduct limited operations primarily by continuing to participate as a minority owner in the joint operation of the Dixie Field gas prospect located in Caddo Parrish, Louisiana and exploration of the Right Angle and Johnson Anticline crude oil prospects Located in the San Juan Basin of New Mexico (See Item 2 "Description of Property). We also intend to locate and acquire similar interests in other oil or natural gas exploratory prospects in the United States and Australia. The Company's business operations are subject to all the risks inherent in the establishment of a new business enterprise, including the absence of an operating history, shortage of cash, lack of cash flow, under-capitalization and similar problems. We presently anticipate that our available cash will be devoted toward acquisition of interests in other oil and gas properties and participating in drilling activities. Various problems, expenses, complications and delays may be encountered in connection with the development of the intended business. We also face substantial competitive and regulatory obstacles and other risks, some of which are described below.

Operating Losses and Need for Additional Financing.

For the year ended December 31, 2001, the Company incurred operating losses of approximately $151,240 and at such date had available working capital of approximately $124. The Company intends to use its available cash resources to continue to participate in the exploratory drilling of its two existing natural gas prospects and to acquire similar interests in other oil and natural gas properties. We initially intend to participate in the drilling of at least 12 additional wells on our existing natural gas prospects. The Company's anticipated share in the expenses of drilling 12 wells and completing any successful wells exceeds our present cash resources. Our Chairman and President, Gordon M. LeBlanc, Jr., has committed to loan the Company funds on an "as-needed" basis, and upon commercially reasonable terms, in sufficient amounts to sustain our operations for the next 12 month period. However, there can be no assurance we will have sufficient funds available to complete our intended exploration drilling. There can be no assurance that required additional financing will be obtained or that any other financing would be available to us from other sources.

Early Stages of Development Activities.

Our initial strategy includes (i) the use of 3-D Seismic and other state-of-the-art technologies to maximize the potential of our properties, (ii) the drilling of exploratory wells in the San Juan Basin, and (iii) subject to the evaluation of the results of seismic data and drilling, drilling of additional exploratory and development wells in the area. The success of the project will be materially dependent on whether our initial few exploratory wells are commercially productive wells and whether we can successfully acquire interests in additional exploratory prospects. Although we believe the geologic characteristics and results of the 2-D data survey of our two present prospects reduce the risk of drilling nonproductive wells, there can be no assurance that the Company will drill enough productive wells to establish crude oil and natural gas reserves and positive cash flow. If we drill a significant number of nonproductive wells, the Company's business, financial condition and results of operations would be materially adversely affected. Accordingly, due to the early stage of development, we are unable to predict whether our exploration activities in the San Juan Basin will meet our expectations. In the event our exploration activities do not effectively establish reserves and production, the Company's business, financial condition and results of operation will be materially adversely affected.

Dependence Upon Management.

The success of the Company in developing reserves of crude oil and natural gas and cash flow from the production therefrom is dependent primarily upon the active participation of Gordon M. LeBlanc, Jr., the Company's Chairman and President, and G. Maurice LeBlanc, III, the Vice President of the Company. Both of Messrs. LeBlanc and LeBlanc have substantial experience in the oil and gas business. Gordon M. LeBlanc, Jr. has been an oil and gas operator since 1983. Each intends to devote substantially all of their time and attention to the operation and management of the Company. The Company does not have key man life insurance on the lives of, nor any employment agreement with, any of its officers or directors.

Conflicts of Interest.

The directors and officers of the Company have other interests in the oil and gas business, which may present conflicts of interest with respect to the activities of the Company. Chairman and President Gordon M. LeBlanc, Jr. is involved on a part time basis for his own account as an independent oil and gas producer. Mr. LeBlanc often permits others to participate (i.e., acquire a working interest) in his oil and gas projects. Mr. LeBlanc has represented to the Company that oil or natural gas prospects which he offers to third parties for participation, and which Mr. LeBlanc, in his sole discretion, believes to be appropriate for the Company, will be offered to us on terms no less favorable to the Company than are available to any third party. Also, oil and gas business opportunities generated by others and made available to Mr. LeBlanc for his participation, which Mr. LeBlanc, in his sole discretion, believes to be appropriate for the Company, will be made available to us on the same terms as are offered to Mr. LeBlanc. Mr. LeBlanc may or may not participate in such ventures for his own account. We will participate in an oil or natural gas prospect made available by Mr. LeBlanc only if a majority of the Company's directors, other than Mr. LeBlanc, approve the investment. Each of the other directors is an immediate family member of Mr. LeBlanc and one another, and each hold existing personal interests in various aspects of the oil and gas business and each intends to continue such activities on his or her own behalf. However, each of the directors has represented that any business opportunity in the oil or natural gas business involving property located within 50 miles of any existing property in which the Company holds an interest will be first offered to the Company before the director pursues the opportunity for his or her own benefit.

Limited Operating History.

We have a limited operating history upon which our prospects may be evaluated. As a result of our brief history, the financial results from the Company's historical periods are not indicative of future results. There can be no assurance that we will experience growth of revenue, oil and natural gas reserves or production. Any future growth of our oil and natural gas reserves, production and operations would place significant demands on the Company's financial, operational and administrative resources.

Volatility of Oil and Natural Gas Prices.

Our future revenue, operating results, profitability, growth and the carrying value of any oil and natural gas properties we acquire or develop are substantially dependent upon the prices available for oil and natural gas. Historically, the markets for oil and natural gas have been volatile and such volatility may continue or recur in the future. Various factors beyond the control of the Company will affect prices of oil and natural gas, including the worldwide and domestic supplies of oil and natural gas, the ability of the members of the Organization of Petroleum Exporting Counties to agree to and maintain oil price and production controls, political instability or armed conflict in oil or natural gas producing regions, the price and level of foreign imports, the level of consumer demand, the price, availability and acceptance of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulations and taxes and the overall economic environment. Any significant decline in the price of oil or natural gas would adversely affect the Company and could require impairment in the carrying value of any reserves, which the Company develops.

Substantial Capital Requirements.

Our current exploration plans in the San Juan Basin will require us to make substantial capital expenditures in connection with the exploration and exploitation of those crude oil properties. We believe that we will require a combination of additional financing and cash flow from operations to continue to implement our future plans. We currently have a commitment from our Chairman and President, Gordon M. LeBlanc, Jr. to make loans to the Company on an "as-needed" basis, upon commercially reasonable terms, in amounts sufficient to support our operations for the next 12 months. There can be no assurance that any additional financing will be available to us on acceptable terms or at all or that we shall be in a financial position to repay any such loans made by Mr. LeBlanc. Future cash flows and the availability of financing will be subject to a number of variables, such as the level of production from any existing wells, prices of oil and natural gas and our success in locating and producing new reserves. To the extent that future financing requirements are satisfied through the issuance of equity securities, the Company's existing shareholders may experience dilution that could be substantial. Incurring debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on the Company's operations. If revenue, once established, were to decrease as a result of lower oil or natural gas prices, decreased production or otherwise, and we have no other capital sources available, we could have a reduced ability to execute our exploration or development plans, replace reserves, if any, or to maintain production levels, which could result in decreased production and revenue over time.

Drilling and Operating Risks.

Oil and natural gas drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that wells drilled by the Company or in which we participate will be productive or that we will recover all or any portion of our drilling costs. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or cancelled as a result of numerous factors, many of which are beyond the Company's control, including economic conditions, title problems, water shortages, weather conditions, compliance with governmental and tribal requirements and shortages or delays in the delivery of equipment and services. Our future drilling activities may not be successful and, if unsuccessful, such failure may have a material adverse effect on the Company's future results of operations and financial conditions. The Company's operations are subject to hazards and risk inherent in drilling for and producing and transporting oil and natural gas, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, cratering, pipeline ruptures and spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to properties of the Company and others. As protection against operating hazards, we intend to maintain insurance coverage against some, but not all, potential losses. We may elect to self-insure in circumstances in which management believes that the cost of insurance, although available, is excessive relative to the risks presented. The occurrence of an event that is not covered, or not fully covered, by third party insurance could have a material adverse effect on the Company's business, financial condition and results of operations.

Compliance with Governmental Regulations.

Oil and natural gas operations are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, as well as safety matters, which may be changed from time to time in response to economic or political conditions. Matters subject to regulation by federal, state and local authorities include permits for drilling operations, road and pipeline construction, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation and environmental protection. There can be no assurance that delays will not be encountered in the preparation or approval of such assessments, or that the results of such regulations will not require us to alter our development plans. Any delays in obtaining approvals or material alternations to our development plans could have a material adverse effect on the Company's operations. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. Although we believe it is in and will continue to be in substantial compliance with all applicable laws and regulations, the requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. Significant expenditures may be required to comply with governmental and tribal laws and regulations and may have a material adverse effect on the Company's financial condition and results of operations.

Compliance with Environmental Regulations.

Operation of exploratory and other wells are subject to complex and changing environmental laws and regulations adopted by federal, state and local governmental authorities. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on properties in which the Company may have an interest. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to significant liabilities on the part of the Company to the government and third parties and may require us to incur substantial costs of remediation. Moreover, we may agree to indemnify sellers of properties purchased by the Company against certain liabilities with respect to existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations. There can be no assurance that such laws and regulations will not materially adversely affect the Company's results of operations and financial condition or that material indemnity claims will not arise against the Company with respect to properties acquired by the Company.

Reserve Replacement Risk.

Our future success depends upon our ability to find, develop or acquire oil and natural gas reserves that are economically recoverable. Once established, proved reserves of the Company would decline as reserves are depleted by production, except to the extent that we conduct successful exploration or development activities, enhanced oil recovery activities or acquire properties containing proved reserves. In order to establish reserves and production, we must continue our exploration-drilling program or undertake other acquisition activities. The Company's strategic plan includes increasing our reserve base through exploratory drilling, development and exploitation of our existing property and acquiring other producing properties. There can be no assurance, however, that the Company's planned development and exploitation projects will result in significant additional reserves or that we will have success drilling productive wells at anticipated finding and development costs.


Control by Existing Shareholders.

Currently, directors and executive officers beneficially own approximately 65.8% of the Company's outstanding common stock. Accordingly, these shareholders, as a group, will be able to control the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's Articles of Incorporation or Bylaws and the approval of mergers and other significant corporate transactions. These factors may also have the effect of delaying or preventing a change in the management or voting control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of common stock.

Acquisition Risks.

We expect that we may from time to time evaluate and acquire interests in properties in areas where various members of management have experience or knowledge which provide attractive investment opportunities for the addition of production and reserves and that meet selection criteria established at the time. Successfully acquiring producing properties or undeveloped acreage would require an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors beyond the Company's control. Such an assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with such an assessment, we will perform a review of the subject properties in a manner which management believes to be generally consistent with industry practices. Such review, however, may not reveal all existing or potential problems, nor would it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections may not be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. We generally would expect to assume pre-closing liabilities, including environmental liabilities and generally acquire interests in the properties on an "as is" basis. With respect to our expenditures to comply with existing environmental requirements, there can be no assurance that any acquisitions will be successful. Any unsuccessful acquisition could have a material adverse effect on the Company.

Marketing of Production

The price to be received by the Company for any oil and natural gas production which may be established on our properties will depend upon numerous factors beyond our control, including seasonality, the condition of the national and international economies, the availability of foreign imports, political conditions in other oil and natural gas producing countries, domestic governmental regulations, legislation and policies. Decreases in the prices of oil or natural gas could have an adverse affect on the value of any reserves established by us and our cash flow from any production that may be established. For December, 2001, the price paid by crude oil purchasers in the San Juan Basin of New Mexico was approximately $20.00 per barrel. Such prices could be higher or lower at the time that any production from our exploratory activities is available for sale, depending upon the above factors and other unforeseen circumstances.

Competition

We operate in the highly competitive areas of oil and natural gas exploration, exploitation, acquisition and production with other companies, many of which have substantially larger financial resources, operations, staffs and facilities. In seeking to acquire desirable producing properties or production, we face intense competition from both major and independent oil and natural gas companies. We expect that the inventory of unproved drilling locations in the two prospects in which the Company has an interest will be the primary source of new reserves, production and cash flow during the next year. There can be no assurance that the two prospects will yield substantial economic returns. Failure of the two prospects to yield significant quantities of economically attractive reserves in production could have a material adverse impact on the Company's future financial condition and could result in a write-off of a significant portion of our investment in the oil and gas properties. In addition, recent drilling activity by a number of operators in the San Juan Basin may reduce or limit the availability of equipment and supplies or reduce demand for the Company's production, either of which would impact the Company more adversely than if the Company were geographically diversified.

Our competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of our competitors are large, well established companies with substantially larger operating staffs and greater capital resources than ours and which, in many instances, have been engaged in the energy business for a much longer time than the Company. Such companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Regulation of Oil and Natural Gas Production.

The Company's oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state and local authorities and agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.

The State of New Mexico and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.

Federal Regulation of Natural Gas.

The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid-1980's FERC has issued a series of orders that have significantly altered the marketing and transportation of natural gas. These orders mandate a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Certain aspects of these orders may be modified as a result of various appeals and related proceedings and it is difficult to predict the ultimate impact of the orders on the Company and others. Generally, the orders eliminate or substantially reduce the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and have substantially increased competition and volatility in natural gas markets.

The price, which we may receive for the sale of oil and natural gas liquids, would be affected by the cost of transporting products to markets. FERC has implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. The Company is not able to predict with certainty the effect, if any, of these regulations on any future operations. However, the regulations may increase transportation costs or reduce wellhead prices for oil and natural gas liquids.

Environmental Matters.

Our operations and properties will be subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may (i) require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; (ii) limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and (iii) impose substantial liabilities for pollution resulting from our operations. The permits required for several of the Company's operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, the Company is in substantial compliance with current applicable environmental laws and regulations, and the Company has no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on the Company, as well as the oil and natural gas industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCLA") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting the Company's operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

We intend to acquire leasehold interests in properties that for many years have produced oil and natural gas. Although the previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, some of our properties may be operated in the future by third parties over which we have no control. Notwithstanding the Company's lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, adversely impact the Company.

The National Environmental Policy Act ("NEPA") is applicable to many of our planned activities and operations. NEPA is a broad procedural statute intended to ensure that federal agencies consider the environmental impact of their actions by requiring such agencies to prepare environmental impact statements ("EIS") in connection with all federal activities that significantly affect the environment. Although NEPA is a procedural statute only applicable to the federal government, a portion of the Company's San Juan Basin properties may be acreage located on federal land. The Bureau of Land Management's issuance of drilling permits and the Secretary of the Interior's approval of plans of operation and lease agreements all constitute federal action within the scope of NEPA. Consequently, unless the responsible agency determines that our drilling activities will not materially impact the environment, the responsible agency will be required to prepare an EIS in conjunction with the issuance of any permit or approval.

The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or their habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to the Company's operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expense to modify our operations or could force the Company to discontinue certain operations altogether.

ITEM 2.  DESCRIPTION OF PROPERTY.

                               Leasehold Interests

The Company currently owns an undivided 37.5% working leasehold interest in two exploratory prospects located in Sandoval County, New Mexico in the San Juan Basin, near Cuba, New Mexico. The prospects, commonly referred to as the "Right Angle" and "Johnson Anticline", respectively, total approximately 1,920 acres. These prospects have been identified by a 2D seismic study as "Entrada" prospects. The initial exploratory well shall be the Right Angle Federal #1. We anticipate drilling to commence on this well in early June 2002, upon the completion of a 3D seismic study. We have the right to acquire from the joint operator satisfactory title to the balance of the interest in the Right Angle and Johnson Anticline prospects where the joint owner holds an interest in accordance with standards generally accepted in the oil and natural gas industry.

We project that as many as 12 wells may be drilled to a depth of 6,000 feet to test the Entrada, Mesaverde and Mancos formations over the next 18 months, subject to our initial drilling success, crude oil prices and availability of capital. Until and unless such wells are drilled and completed as crude oil producers, of which there can be no assurance, we will have no production and no oil reserves attributable to the Right Angle and Johnson Anticline leaseholds.

The Company also owns an undivided 24.5% working leasehold interest in 5 natural gas wells in the Dixie Field of Caddo Parish, Louisiana. The wells produce 7 mcf per day from the Nacatoch formation from approximately 900 feet. The price of natural gas per mcf as of December 31, 2001 was $1.80.

We intend to acquire interests in producing oil or natural gas properties and exploratory prospects from other persons and entities in the oil and gas business, including persons or entities with whom members of management of the Company may have an affiliation or ownership interest.

The Company's properties will be subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which we believe do not materially interfere with the use of or affect the value of such properties.

                                Office Facilities

The Company currently shares executive office space with its Chairman and President, Gordon M. LeBlanc, Jr., at no cost to the Company at 5527 East Camelback Road, Phoenix, Arizona 85018. At such time that revenues permit, we intend to obtain separate office space in the Phoenix, Arizona metropolitan area.

ITEM 3.  LEGAL PROCEEDINGS.

We were not a party to any legal proceedings during the reporting period, and we know of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in his or her capacity as such.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 1, 2001, shareholders representing one hundred percent (100%) of our outstanding shares of common stock voted by unanimous written consent to approve Articles of Merger with LeBlanc Petroleum, Incorporated, a private Arizona corporation, providing that the Company issue one share of its common stock in exchange for each common share of LeBlanc stock owned by the shareholders of LeBlanc. Therefore, all of the 9,000,000 issued and outstanding shares of LeBlanc were acquired by the Company for 9,000,000 shares of common stock of the Company. The terms of the merger, including the one-for-one exchange of shares between the Company and the LeBlanc shareholders, took into account the existing assets and expertise of LeBlanc's management and were the result of arms'-length negotiations between the Company and the principal shareholders and executive management of LeBlanc.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                           Principal Market or Markets

We are a development stage company that is still in the beginning stages of implementing our business plan. Our common stock is not listed on any exchange and there is no public trading market for the common stock, and there has been no market.




                   Approximate Number of Common Stock Holders

As of December 31, 2001, we had 9,500,000 shares of common stock outstanding, held by approximately 62 shareholders.

                                 Dividend Policy

We have never declared or paid cash dividends on our common stock and anticipate that future earnings, if any, will be retained for development of our business.

                     Recent Sales of Unregistered Securities

On June 20, 2001, we issued 2,350,000 shares of our common stock to William D. O'Neal, our former President and Director, for legal services rendered to us and costs advanced in the formation of the Company. On June 20, 2001, we issued 2,350,000 shares of our common stock to Stephen F. Burg, our former Secretary and Director, in consideration of business and financial consulting services rendered to us and costs advanced in the formation of the Company. In addition, on June 20, 2001, we issued 300,000 shares of our common stock to business associates and certain family members of Mr. O'Neal and Mr. Burg at a price of
0.01 per share at a total value of $3,000.00 to the Company.

On December 1, 2001, pursuant to the Articles of Merger between the Company and LeBlanc, we issued 9,000,000 shares of our common stock to the shareholders of

LeBlanc in exchange for 9,000,000 shares of the common stock of LeBlanc. Both the Company's shareholders and LeBlanc's shareholders unanimously approved this transaction by written consent in accordance with Nevada law.

The foregoing shares were issued in private transactions or private placements intending to meet the requirements of one or more exemptions from registration. In addition to any noted exemption below, we relied upon Section 4(2) of the Securities Act of 1933, as amended ("Act"), given the transactions did not involve public solicitation or advertising, and the securities issued bore a restricted legend thereon as "restricted securities." As to the Section 4(2) transactions, we relied upon Section 4(2) of the Securities Act of 1933, as amended. The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities; the shares were "restricted securities" in that they were both legended with reference to Rule 144 as such and the investors identified they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were "accredited investors" as such term is defined under Regulation D based upon statements and information supplied to us in writing and verbally in connection with the transactions. We never utilized an underwriter for an offering of our securities. Other than the securities mentioned above, we have not issued or sold any securities.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion is intended to provide an analysis of the Company's financial condition and Plan of Operation and should be read in conjunction with the Company's financial statements and the notes thereto contained in Part IV below. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the drilling plans for natural gas, trends in the results of the Company's operations, anticipated rates of production, natural gas prices, operating expenses and the Company's anticipated capital requirements and capital resources. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed under the caption "Risk Factors."

                                Plan of Operation

The Company was incorporated in the State of Nevada on June 20, 2001, and has not generated any significant revenues in the last fiscal year. We plan to generate future revenue through our leasehold participation in the Dixie Field gas prospect, drilling with others in the San Juan Basin of New Mexico, and through the acquisition of additional oil and gas prospects.

The Company initially plans to identify up to 12 drilling locations for crude oil at the Right Angle and Johnson Anticline locations in the San Juan Basin that bear consistent analytical data using 3-D Seismic and AVO technologies. Our participation is a 37.5% working interest based upon the ownership of our leasehold interests in these prospects. We anticipate generating initial revenues from these prospects in the second calendar quarter of 2002. The cost to the Company to drill a dry hole is expected to be approximately a minimum of $134,000.00. The estimated annual cost for general and administrative expenses of the Company is anticipated to be approximately a minimum of $350,000.00 and other capital costs associated with the existing properties may approximate $200,000.00. At December 31, 2001, the Company had approximately $124 in cash.

Based upon the available working capital at the beginning of 2002, we will need to raise additional capital through debt or equity offerings to cover our anticipated general and administrative costs, capital lease costs and participate in drilling a maximum of 12 exploratory wells. If a drilled well is successful, after payment of the Company's share of completion expenses, we would expect to be able to drill 11 subsequent wells using the proceeds from production of the successful well approximately 90 days after it began producing, assuming anticipated rates of production and current crude oil prices.

The Company's anticipated share of the additional costs to complete a successful crude oil well in the San Juan Basin would be approximately $36,000.00. From a successful well the Company anticipates net monthly revenue of approximately $44,100.00 based upon expected average monthly gross oil production of 245 barrels of oil per day, at a price of $20.00 per barrel of oil. Direct costs for drilling and completing a successful well may be recovered in approximately 4 months. The expected producing life of wells in the area is anticipated to be 5 to 15 years.

              Results of Operation for Year Ended December 31, 2001

During 2001, our initial year of operation, the Company had revenue of $222 and minimal expenses relating to the formation of the Company. We limited our activities to seeking a merger partner that would add value to the Company. The Company was successful in identifying such a merger partner, LeBlanc, and consummated a successful merger with LeBlanc on December 1, 2001.

                         Liquidity and Capital Resources

At December 31, 2001, the Company's current assets of $124 were exceeded by current liabilities of $200,204. We had working capital of $124. The net proceeds from private placements received by the Company during 2001 were $3,000.00 for 300,000 shares of our common stock. The proceeds were utilized to pay audit fees of $1,500.00, transfer agent fees of approximately $750.00 and miscellaneous filing fees totaling approximately $500.00

We believe that additional working capital in the amount of $500,000.00 will need to be raised in the form of debt, equity or some other financing to meet our anticipated cash needs for at least the next 12 months. Thereafter, if cash generated from anticipated producing wells is insufficient to satisfy the Company's capital needs, we expect that we will require additional capital in the future for funding working capital and drilling operations in the form of equity, debt or other financing. Other than the commitment from Mr. LeBlanc to loan funds to us on an "as-needed" basis, and upon commercially reasonable terms in amounts sufficient to sustain our operations over the next 12-month period, we have no commitments in place to provide additional capital. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

ITEM 7.  FINANCIAL STATEMENTS.

We are filing reports, financial statements and notes to financial statements with this annual report. These reports may be found in Part IV of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreement with, resignation or dismissal of, our principal independent accountant. Our principal accountant since inception has been Shelley Int'l, CPA.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS. PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

The following table sets forth the names and ages of the current directors and executive officers of the Company; the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. Each serves until the next annual meeting of the stockholders.

Names of Executive
Officers and Directors     Age     Position                  Date of Appointment
----------------------     ---     ----------------------    -------------------
Gordon M. LeBlanc, Jr.     50      Director/President        December 1, 2001
Marilyn Kay LeBlanc        47      Director/Secretary        December 1, 2001
Katie O. LeBlanc           27      Director                  December 1, 2001
G. Maurice LeBlanc III     25      Director/Vice President   December 1, 2001
Annie L. LeBlanc           23      Director                  December 1, 2001

Gordon M. LeBlanc, Jr., 50, President, CEO, Chairman of the Board. Mr. LeBlanc has been a self-employed oil and gas operator (LeBlanc Oil) and geological consultant in Louisiana, Arizona, New Mexico and Australia since 1982. Mr.
LeBlanc majored in Petroleum Geology at Centenary College of Louisiana. Mr. LeBlanc's family represents four generations of oil and gas operators, pipeline management, drilling operations and a three term member of the Louisiana State Mineral Board. Mr. LeBlanc formed LeBlanc Petroleum, Incorporated in 2001.

Marilyn Kay LeBlanc, 47, Secretary, Director. Mrs. LeBlanc has been involved in the management of oil and gas operations since 1982. Mrs. LeBlanc majored in Elementary Education at Northeast Louisiana University.

Katie O. LeBlanc, 27, Director. Ms. LeBlanc has been involved in Phase 1 archaeological studies Arizona for LeBlanc Oil since 1996. Ms. LeBlanc graduated from Arizona State University in 1997 with a Bachelor Degree in Anthropology.

G. Maurice LeBlanc III, 25,Vice President of Field Operations, Director. Mr. LeBlanc has worked in oilfield operations since 1992 for LeBlanc Oil. Mr. LeBlanc is responsible for LeBlanc Petroleum field operations in New Mexico, Arizona and Louisiana.

Annie L. LeBlanc, 23, Director. Ms. LeBlanc has worked in state oil and gas compliance for LeBlanc Oil since 1997. Ms. LeBlanc will graduate from Arizona State University with a Bachelor of Science degree in the fall of 2002.

      Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely on a review of the Forms 3 and 4 and amendments thereto furnished to the Company during our most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to our most recent fiscal year, and certain written representations, no persons who were either an officer, director or beneficial owner of more than 10% of the Company's common stock failed to timely file reports required by Section 16(a) of the Exchange Act during its most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company from the date of our inception on June 20, 2001, through the fiscal year ended December 31, 2001, of all officers and directors of the Company.

                                                                Securities
Name and Principal                                              Underlying
Positions at 12/31/01      Salary     Bonus     Compensation    Options
-------------------------  ---------  --------  --------------  ------------

Gordon M. LeBlanc, Jr.,    - 0 -      - 0 -        - 0 -          - 0 -
Director/President
5527 E. Camelback Rd.
Phoenix, AZ 85018

Marilyn Kay LeBlanc        - 0 -      - 0 -        - 0 -          - 0 -
Director/Secretary
5527 E. Camelback Rd.
Phoenix, AZ 85018

Katie O. LeBlanc           - 0 -      - 0 -        - 0 -          - 0 -
Director
5527 E. Camelback Rd.
Phoenix, AZ 85018

G. Maurice LeBlanc III     - 0 -      - 0 -        - 0 -          - 0 -
Director
5527 E. Camelback Rd.
Phoenix, AZ 85018

Annie L. LeBlanc           - 0 -      - 0 -        - 0 -          - 0 -
Director
5527 E. Camelback Rd.
Phoenix, AZ 85018

William D. O'Neal          - 0 -      - 0 -        $2,000(1)      - 0 -
Former President/Director
4213 N. Tabor St.
Mesa, AZ 85215

Stephen F. Burg            - 0 -      - 0 -        $2,000(2)      - 0 -
Former Secretary/Director
3257 Winged Foot Dr.
Fairfield, CA 94533

(1) Includes 2,350,000 shares issued at a value of $2,000 for legal services in connection with the organization and formation of the Company.

(2) Includes 2,350,000 shares issued at a value of $2,000 for business and financial consulting services in connection with the organization and formation of the Company

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31, 2001, certain information with respect to the beneficial ownership of our common stock by (i) each director and officer of the Company, (ii) each person known to the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person's address, and (iii) all of the directors and officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.

Name of Beneficial Owner              Shares Beneficially
or Name of Officer or Director        Owned                      Percent
-------------------------------       -------------------        -------
Gordon M. LeBlanc, Jr.                2,850,000                    30.0
Marilyn Kay LeBlanc                   1,600,000                    16.8
Annie B. Malone                         750,000                     7.9
G. Maurice LeBlanc III                  600,000                     6.3
Katie O. LeBlanc                        600,000                     6.3
Annie L. LeBlanc                        600,000                     6.3
All officers and directors            6,250,000                    65.8


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

On December 1, 2001, we redeemed 2,250,000 shares of our common stock from William D. O'Neal, the former President and Director of the Company, in exchange for $5,000 in cash and a promissory note made by us in favor of Mr. O'Neal in the original principal amount of $70,000.00. The note is non-interest bearing and requires seven (7) consecutive monthly payments of $10,000.00 per month, commencing on January 1, 2002 and on the first day of each month thereafter until paid in full. The note is secured by a stock pledge agreement of even date that provides Mr. O'Neal with, among other things, the right to foreclose upon the shares redeemed in the event of a default by us which is not timely cured. On December 1, 2001, we redeemed 2,250,000 shares of our common stock from Stephen F. Burg, the former Secretary and Director of the Company, upon the identical terms as with Mr. O'Neal. As of December 31, 2001, we were current on these obligations.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.       Description and Method of Filing
--------------    ----------------------------------------
3.1 Articles of Incorporation of JBO, Inc., as filed with the Nevada Secretary of State on June 20, 2001. (1)

3.2  Bylaws of JBO, Inc. adopted June 20, 2001. (1)

3.3 Articles and Plan of Merger, as filed with the Nevada Secretary of State on December 7, 2001, and effective December 1, 2001. (2)

3.4 Amendment to Articles of Incorporation of JBO, Inc., as filed with the Nevada Secretary of State on December 12, 2001. (2)

3.5  Promissory Note (O'Neal)

3.6  Stock Pledge Agreement (O'Neal)

3.7  Promissory Note (Burg)

3.8  Stock Pledge Agreement (Burg)

--------------------------------------------------------------------------------

(1)  Incorporated by reference to Form 10SBG12 filed July 16, 2001.

(2)  Incorporated by reference to Form 8-K filed January 14, 2002.

                                     PART IV

                                   FINANCIALS






                         LEBLANC PETROLEUM, INCORPORATED


                              FINANCIAL STATEMENTS


                                December 31, 2001
                                November 23, 2001



                                                           TABLE OF CONTENTS


                                                                            PAGE

COVER SHEET..................................................................F-1

TABLE OF CONTENTS............................................................F-2

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT.............................F-3

BALANCE SHEET, ASSETS........................................................F-4

BALANCE SHEET, LIABILITIES AND STOCKHOLDERS' EQUITY..........................F-5

STATEMENT OF OPERATIONS......................................................F-6

STATEMENT OF STOCKHOLDERS' EQUITY............................................F-7

STATEMENT OF CASH FLOWS......................................................F-8

NOTES TO FINANCIAL STATEMENTS.............................................F-9-20


                                       F-2

                                SHELLEY INTL CPA
                               161 E. 1st. St. #1
                                 Mesa, AZ 85201
                                 (480) 461-8301

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors/Audit Committee
Leblanc Petroleum, Incorporated.

I have audited the accompanying balance sheets of Leblanc Petroleum, Incorporated (an exploratory stage company) as of December 31, 2001 and November 23, 2001 and the related statements of operations, stockholders' equity, and cash flows for the period from November 23, 2001, (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leblanc Petroleum, Incorporated as of December 31, 2001 and November 23, 2001 and the related statements of operations, stockholders' equity, and cash flows for the period from November 23, 2001 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company is in the exploratory phase of its oil venture. Oil and gas exploration and production is a high risk venture. Current gas revenue production is not adequate to cover planned exploration costs. This factor raises doubt about the Company's ability to continue as a going concern. Management's plans to achieve profitability are also discussed in the notes. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                                     Shelley Intl., CPA

                            LeBlanc Petroleum, Inc.
                                 Balance Sheet
                 as of December 31, 2001 and November 23, 2001

                                     Assets

                                                      December 31,  November 23,
                                                          2001          2001
                                                      ------------  ------------
Cash                                                  $        124  $          -
                                                      ------------  ------------
    Total Current Assets                                       124             -

Oil and Gas Properties, using
    successful efforts accounting

    Proved Properties                                       20,000
    Unproved Properties                                    102,963

    Accumulated Depreciation,
    depletion, amortization and/or
    impairment                                                 (88)
                                                      ------------  ------------
    Net Oil and Gas Properties                             122,875             0

Other Assets                                                     0             0

    Total Assets                                      $    122,999  $          -
                                                      ------------  ------------

                                   Liabilities

Exploration Advances                                  $      1,462  $          -
Production Expense Advances                                    242
Due to Officer                                              58,500
Recapitalization Payable                                   140,000
                                                      ------------  ------------
    Total Current Liabilities                              200,204             0
                                                      ------------  ------------
Commitments and Contingencies

                              Stockholders' Equity

Common Stock, authorized shares
    outstanding shares December 31,
    2001 9,000,000 November 23, 2001
    no shares                                                9,500             0

Additional Paid in Capital                                  64,535             0

Retained Earnings (Loss)                                  (151,240)            0
                                                      ------------  ------------
    Total Stockholders' Equity                             (77,205)            0

    Total Liabilities and Stockholders' Equity        $    122,999  $          -
                                                      ============  ============

        The accompanying notes are an integral part of these statements

                                   F-4 / F-5

                               LeBlanc Petroleum
                            Statement of Operations
   for the period November 23, 2001 to December 31, 2001 and the period from
               November 23, 2001 (inception) to December 31, 2001

                                                    for the period  for the period
                                                      November 23,    November 23,
                                                        2001 to     2001 (inception)
                                                      December 31,   to December 31,
                                                           2001            2001
                                                      ------------      ------------
Revenues
    Oil and Gas Sales                                 $        222      $        222
                                                      ------------      ------------
    Total Revenue                                              222               222
                                                      ------------      ------------
Expenses
    Production Expenses                                        463               463
    Depreciation, Depletion and or
    Amortization                                                88                88
    Organizational and Recapitalization
    Expenses                                               150,411           150,411
    General and Adminiatrative Expenses                        500               500
                                                      ------------      ------------
Total Expenses                                             151,462           151,462

Income before Provision for Income Taxes                  (151,240)         (151,240)

Provision for Income Taxes                                       0                 0
                                                      ------------      ------------
Net Income (Loss)                                     $   (151,240)     $   (151,240)
                                                      ============      ============

Primary and Diluted Earnings per Share                       (0.02)            (0.02)

Weighted Average Number of Common
    Shares Outstanding                                   9,434,211         9,434,211


         The accompanying notes are an integral part of these statements

                               LeBlanc Petroleum, Inc.
                       Statement of Stockholders' Equity
            from November 23, 2001 (inception) to Devember 31, 2001

                                                  Common Stock      Additional Accumulated       Total
                                              Shares      Amount      Paid in    Deficit        Equity
                                                                       Capital
                                            ----------  ----------  ----------  ----------  ----------
Initial Capitalization, November 23, 2001    9,000,000     $ 9,000    $ 65,000           -    $ 74,000

Reverse Merger with JBO                        500,000         500        (465)                     35

Deficit for year                                                                  (151,240)   (151,240)
                                            ----------  ----------  ----------  ----------  ----------
Balance, December 31, 2001                   9,500,000     $ 9,500    $ 64,535    (151,240)  $ (77,205)
                                            ==========  ==========  ==========  ==========  ==========


         The accompanying notes are an integral part of these statements

                            LeBlanc Petroleum, Inc.
                            Statement of Cash Flows
             for the period November 23, 2001 to December 31, 2001
       and the period November 23, 2001 (inception) to December 31, 2001

                                                      November 23,      November 23,
                                                         2001 to     2001(inception)
                                                      December 31    to December 31,
                                                          2001              2001
                                                      ------------     -------------
Cash flows from operating activities

Net Income (Loss)                                     $   (151,240)    $    (151,240)

Adjustments to reconcile net income
    to operating cash flow

    Amortization                                                88                88
    Increase in Recapitalization Payable                   140,000           130,000
    Increase in Officer Payable                             58,500            58,500
    Increase in advances on exploration                      1,462             1,462
    Increase in advances on production expenses                242               242
                                                      ------------     -------------
Net cash provided by operations                             49,052            39,052
                                                      ------------     -------------
Cash flows from investing activities

    Purchase of producing wells                             20,000            20,000
    Purchase of lease property                              64,000            64,000
    Purchase of working interest                            37,500            37,500
    Exploration costs of working interest                    1,463             1,463
                                                      ------------     -------------
Net cash used for investing activities                     122,963           122,963
                                                      ------------     -------------
Cash flows from financing activities

    Initial capitalization                                  74,000            84,000
    Merger with JBO, Inc.                                       35                35
                                                      ------------     -------------
Net cash provided by financing activities                   74,035            84,035
                                                      ------------     -------------

Net change in cash and cash equivalents                        124               124
Cash and cash equivalents at the beginning of periods            0                 0
                                                      ------------     -------------
Cash and cash equivalents at the end of period        $        124     $         124
                                                      ============     =============
Supplemental disclosure of cash flow information

    Cash paid during period for income taxes          $          0     $           0
    Cash paid during period for interest              $          0     $           0


         The accompanying notes are an integral part of these statements

                                      F-8

                         LEBLANC PETROLEUM, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                         (an exploratory stage company)


NOTE 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

LeBlanc Petroleum, Incorporated (the Company) was formed on November 23, 2001 in the State of Arizona. On December 1, 2001 we merged with JBO, Inc. a Nevada Corporation. See merger note for more details. The Company is engaged primarily in the acquisition, development, production, exploration for, and the sale of oil and gas. The Company sells its oil and gas products primarily to domestic pipelines and refineries. The Company is beginning to develop its New Mexico property and should be considered an exploratory stage company.

Basis of Presentation

The accompanying statements have been prepared following accounting standards generally accepted in the United States of America. The statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative cash flow from operations and incurred a net loss since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to achieve sufficient cash flow from operations or secure adequate future financing and be therefore unable to continue as a going concern.

Revenue Recognition

The Company recognizes revenue when the oil or gas is sold to an outside party.

Advertising

Advertising and marketing costs are expensed as incurred. Advertising expense totaled $0 for the period ended December 31, 2001.

Equipment

Equipment will be depreciated using the straight-line method over its estimated useful lives according to industry standards applicable in the oil and gas industry. Currently the Company has no equipment.


                                       F-9

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Earnings per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has no potentially dilutive securities outstanding at the end of the statement periods. Therefore, the basic and diluted earnings (loss) per share are presented on the face of the statement of operations as the same number.

The Company has no options, warrants, convertible debt or any other form of security other than common stock.

Stock Based Compensation to Employees and Directors

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation to employees and directors is divided into two general categories, namely compensatory and non-compensatory. With non-compensatory compensation no security value is booked until the stock is actually paid for. With compensatory compensation the Company may select between two methods, the fair value or the intrinsic value methods. The Company has selected to value all securities based compensation to employees and directors at its fair value, which is the preferred method.

Securities Based Compensation to Non-Employees

SFAS 123 provides that securities based compensation paid to non employees be recorded with a value which is based upon the fair value of the stock given.




                                      F-10

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs or carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the costs of the interest retained.

NOTE 2.  MERGER

On December 2, 2001 Leblanc Petroleum, Incorporated (the Arizona corporation) merged with the Nevada corporation JBO, Inc. JBO, Inc. had no operations, 5,000,000 shares of common stock outstanding and could be considered a "shell" company. JBO, Inc. issued an additional 9,000,000 shares of common stock in exchange for all of Leblanc Petroleum, Incorporated common stock outstanding, which was also 9,000,000. At the same time 4,500,000 shares were returned to the Company and retired netting and increase of 500,000 shares for the merger. The surviving legal entity was JBO, Inc. which then changed its name to LeBlanc Petroleum, Inc. This merger was a recapitalization and was accounted for as a reverse acquisition (merger) and is shown on the statement of stockholders' equity. JBO's balance sheet on November 23, 2001 was the following.

                           Cash                     35
                           Debt                      0
                           Equity                   35

Note 3. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

We have no long term debt or obligations as of December 31, 2001. Short term notes were as follows.

         Note Payable to officer                                $58,500
         Demand note with no interest

         Note Payable on recapitalization                        70,000
         (demand note with no interest, payable
         at minimum of $10,000 per month, this
         note is collateralized by 2,250,000 shares of the Company's stock)

         Note Payable on recapitalization                        70,000
         (demand note with no interest, payable
         at minimum of $10,000 per month, this
         note is collateralized by 2,250,000 shares of the Company's stock)

Note 4 STOCKHOLDERS' EQUITY

Authorized Capital Stock

We have a total authorized capital of 25,000,000 shares of common stock at $.001 par value per share. Shareholders have all the rights afforded them by Nevada law.

Employee Stock Option Plans

We have no stock options plans in place for either the employees, officers or directors. We may however in the future establish these types of programs.

Initial Capitalization

Our initial capitalization of 9,000,000 shares of common stock was paid for with $54,000 cash and the transfer of producing Louisiana gas wells valued at $20,000 for a total of $74,000. The Louisiana property was valued at the cost basis of the contributing shareholders. See reserve note for details on future expected cash flow information.

Merger

The merger with JBO, Inc. effectively increased our common stock by 500,000 shares. See Note 2 for the details on this merger. The total common shares after the merger was 9,500,000.

                                      F-12

Note 5 INCOME TAXES:

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $34,785 which is calculated by multiplying a 23% estimated tax rate by the cumulative deferred tax difference of 152,648. The total valuation allowance is a comparable $34,785.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                                              2001

         Net change in deferred taxes by period             34,785
         Valuation account by period                       (34,785)
         Current taxes payable                                   0
                                                           -------
         Provision for Income Taxes                              0
                                                           -------
Below is a chart showing the estimated federal net operating loss and the year in which it will expire.

         Year                                   Amount                Expiration
         2001                                    3,918                      2021

         Total NOL                               3,918
                                                ------

Note 6. LEASES AND OTHER COMMITMENTS:

We are sharing an office with an officer at no expense to us. We have no long term lease commitments.

Note 7.           GOING CONCERN

The accompanying financial statements have been prepared assuming that the we will continue as a going concern. As of the balance sheet date we had no established sources of revenue and our planned exploration is just beginning. These factors raised doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Management plans are to raise capital and to develop the New Mexico properties and other properties which will be purchased.

Management expects these plans to allow the Company to become profitable in one of the latter quarters of the upcoming fiscal year. No assurance can be made however that these plans will be successful.

Note 8. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 141-144 and their effect on the Company.

SFAS 141 Business Combinations

This Statement addresses financial accounting and reporting for business combinations and supersedes APB 16 and SFAS 38. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The effective date for this Statement is June 30, 2001 and thereafter.

SFAS 142 Goodwill and Other Intangibles Assets

This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB 17. It addresses how intangible assets that are acquired individually or with a group (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The effective date for this Statement is December 15, 2001.

SFAS 143 Accounting for Asset Retirement Obligations

This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002.

SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets

This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, the accounting and reporting provisions of APB 30 and amends ARB 51. The effective date of this Statement is December 15, 2001.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

Note 8. CONTINGENCIES

Dependence Upon Management.

The success of the Company in developing reserves of crude oil and natural gas and cash flow from the production therefrom is dependent primarily upon the active participation of Gordon M. LeBlanc, Jr., the Company's Chairman and President, and G. Maurice LeBlanc, III, the Vice President of the Company. Both of Messrs. LeBlanc and LeBlanc have substantial experience in the oil and gas business. Gordon M. LeBlanc, Jr. has been an oil and gas operator since 1983. Each intends to devote substantially all of his time and attention to the operation and management of the Company. The Company does not have key man life insurance on the lives of, nor any employment agreement with, any of its officers or directors.

Environmental Matters.

Our operations and properties will be subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may (i) require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; (ii) limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and (iii) impose substantial liabilities for pollution resulting from our operations. The permits required for several of the Company's operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, the Company is in substantial compliance with current applicable environmental laws and regulations, and the Company has no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on the Company, as well as the oil and natural gas industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCLA") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting the Company's operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

We intend to acquire leasehold interests in properties that for many years have produced oil and natural gas. Although the previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, some of our properties may be operated in the future by third parties over which we have no control. Notwithstanding the Company's lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, adversely impact the Company.

The National Environmental Policy Act ("NEPA") is applicable to many of our planned activities and operations. NEPA is a broad procedural statute intended to ensure that federal agencies consider the environmental impact of their actions by requiring such agencies to prepare environmental impact statements ("EIS") in connection with all federal activities that significantly affect the environment. Although NEPA is a procedural statute only applicable to the federal government, a portion of the Company's San Juan Basin properties may be acreage located on federal land. The Bureau of Land Management's issuance of drilling permits and the Secretary of the Interior's approval of plans of operation and lease agreements all constitute federal action within the scope of NEPA. Consequently, unless the responsible agency determines that our drilling activities will not materially impact the environment, the responsible agency will be required to prepare an EIS in conjunction with the issuance of any permit or approval.

The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or their habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to the Company's operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expense to modify our operations or could force the Company to discontinue certain operations altogether.

Note 9. RELATED PARTY

The directors and officers of the Company have other interests in the oil and gas business, which may present conflicts of interest with respect to the activities of the Company. Chairman and President Gordon M. LeBlanc, Jr. is involved on a part time basis for his own account as an independent oil and gas producer. Mr. LeBlanc often permits others to participate (i.e., acquire a working interest) in his oil and gas projects. Mr. LeBlanc has represented to the Company that oil or natural gas prospects in which he offers the opportunity for third parties to participate, and which Mr. LeBlanc, in his sole discretion, believes to be appropriate for the Company, will be offered to us on terms no less favorable to the Company than are available to any third party. Also, oil and gas business opportunities generated by others and made available to Mr. LeBlanc for his participation, which Mr. LeBlanc, in his sole discretion, believes to be appropriate for the Company, will be made available to us on the same terms as are offered to Mr. LeBlanc. Mr. LeBlanc may or may not participate in such ventures for his own account. We will participate in an oil or natural gas prospect made available by Mr. LeBlanc only if a majority of the Company's directors, not including Mr. LeBlanc, approve the investment. As of the date of this prospectus, each of the other directors is personally related to Mr. LeBlanc as members of his immediate family, and each has existing personal interests in various aspects of the oil and gas business and each intends to continue such activities on his or her own behalf. However, each of the directors has represented that any business opportunity in the oil or natural gas business involving a property located within 50 miles of any existing property in which the Company holds an interest will be first offered to the Company before the director pursues the opportunity for his or her own benefit or offers the opportunity to a third party.

The Company currently shares executive office space with its Chairman and President, Gordon M. LeBlanc, Jr., at no cost to the Company at 5527 East Camelback Road, Phoenix, Arizona 85018. At such time that revenues permit, we intend to obtain separate office space in the Phoenix, Arizona metropolitan area.

On December 1, 2001, we redeemed 2,250,000 shares of our common stock from William D. O'Neal, the former President and Director of the Company, in exchange for $5,000 in cash, and a promissory note made by us in favor of Mr. O'Neal in the original principal amount of $70,000.00. The note is non-interest bearing and requires consecutive monthly payments of $10,000.00 per month, commencing on January 1, 2002 and on the first day of each month thereafter until paid in full. The note is secured by a stock pledge agreement of even date that provides Mr. O'Neal with, among other things, the right to foreclose upon the shares redeemed in the event of a default by us which is not timely cured. On December 1, 2001, we redeemed 2,250,000 shares of its common stock from Stephen F. Burg, the former Secretary and Director of the Company, upon the identical terms as with Mr. O'Neal. As of March 31, 2002, we were current on these obligations.

NOTE 10. RESERVES

The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise then those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with considerations of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 per cent a year to reflect the estimated timing of the future cash flow. The schedule below only relates to the gas properties in Louisiana, which are the Company's only proved reserves.

Undeveloped oil and gas proved reserves.

         The Company has no proved undeveloped oil and gas reserves.

Proved developed oil and gas reserves.

         The Company has no proved developed oil reserves.

         Proved developed gas reserves located in the state of Louisiana, USA

         Beginning of the period mcf                                     110,793
         Revisions of previous estimates                                       0
         Improved recovery                                                     0
         Purchases of minerals                                                 0
         Extensions and discoveries                                            0
         Productions                                                         489
         Sales of minerals in place                                            0

         End of period                                                   110,304
                                      F-19

         Standardized Measure of Discounted Future Net Cash Flows at December 31, 2001

         Future cash inflows                                            $198,547
         Future production costs                                         158,838
         Future development costs                                              0
         Future income tax expenses                                        8,736
                                                                       ---------
                                                                          30,973
         Future net cash flows, 10% discounted for estimated timing
         of cash flows                                                     7,057
                                                                       ---------
         Standardized measures of discounted future net cash flows
         relating to proved gas reserves.                                $23,916
                                                                       ---------


                                   SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LEBLANC PETROLEUM, INCORPORATED



Date: April 10, 2002                    By /s/ Gordon M. LeBlanc, Jr.
                                        -----------------------------------
                                        Gordon M. LeBlanc, Jr., President

                                        By /s/ Marilyn Kay LeBlanc
                                            -----------------------------------
                                        Marilyn Kay LeBlanc, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:April 10, 2002                     By /s/ Gordon M. LeBlanc, Jr.,  Director
                                        ----------------------------------------

                                        By /s/ Marilyn Kay LeBlanc,  Director
                                        ----------------------------------------

                                        By /s/ Katie O. LeBlanc,  Director
                                        ----------------------------------------

                                        By /s/ G. Maurice LeBlanc III,  Director
                                        ----------------------------------------

                                        By /s/ Annie L. LeBlanc,  Director
                                        ----------------------------------------