Form 10QSB
period 2002-03-31
LEBLANC PETROLEUM INC
filed 2002-05-15
CIK 1143951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       For the transition period from to

                          Commission File No: 000-32999

                         LEBLANC PETROLEUM, INCORPORATED
        (Exact name of small business issuer as specified in its charter)

          Nevada                                         86-1031851
--------------------------------             -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)
                            5527 East Camelback Road
                             Phoenix, Arizona 85018
                    (Address of principal executive offices)

                                 (602) 522-8649
                           (Issuer's telephone number)

As of March 31, 2002 the Company had 9,500,000 shares of common stock, par value $0.001 outstanding, its only class of stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                             LeBlanc Petroleum, Inc.
                         (an exploratory stage company)

                                TABLE OF CONTENTS

Part I  Financial Information                                               Page

Item 1. Financial Statements:

        Balance  Sheets  Assets  (unaudited).................................. 2

        Balance  Sheets  Liabilities  (unaudited) ............................ 3

        Statements of Operations ............................................. 4

        Unaudited Condensed Statements of Cash Flows ......................... 5

        Statement of Changes in Stockholders'  equity ........................ 6

        Notes to Financial Statements (unaudited).......................... 7-12

Item 2  Management's Discussion .......................................... 12-16

Part II Other Information

Item 1. Legal Proceedings ....................................................16

Item 2. Changes in Securities ................................................16

Item 6. Exhibits and Reports on Form .........................................16

Signatures ...................................................................16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                            LeBlanc Petroleum, Inc.
                         (an exploratory stage company)
                                 Balance Sheet
                   as of March 31, 2002 and December 31, 2001
                                  (unaudited)

                                     Assets

     .                                                 March 31,    December 31,
                                                          2002            2001
                                                 --------------- ---------------
Cash                                             $           183 $           124
                                                 --------------- ---------------

     Total Current Assets                                    183             124
                                                 --------------- ---------------
Oil and Gas Properties, using
     successful efforts accounting

     Proved Properties                                    20,000          20,000
     Unproved Properties                                 102,963         102,963

     Accumulated Depreciation,
     depletion, amortization and/or
     impairment                                             (352)            (88)
                                                 --------------- ---------------
     Net Oil and Gas Properties                          122,611         122,875
                                                 --------------- ---------------
Other Assets                                                   0               0
                                                 --------------- ---------------
     Total Assets                                $       122,794 $       122,999
                                                 =============== ===============

         The accompanying note are an integral part of these statements

                            LeBlanc Petroleum, Inc.
                         (an exploratory stage company)
                                 Balance Sheet
                   as of March 31, 2002 and December 31, 2001
                                  (unaudited)

                                   Liabilities


                                                       March 31,    December 31,
                                                          2002            2001
                                                 --------------- ---------------
Payables                                         $           336 $             -
Exploration Advances                                       1,462           1,462
Production Expense Advances                                  410             242
Due to Officer                                            90,000          58,500
Recapitalization Payable                                 120,800         140,000
                                                 --------------- ---------------
     Total Current Liabilities                           213,008         200,204
                                                 --------------- ---------------
Commitments and Contingencies

                              Stockholders' Equity

Common Stock, authorized shares
     outstanding shares March 31, 2002
     and December 31, 2001  9,500,000
     par value $0.001                                      9,500           9,500

Additional Paid in Capital                                64,535          64,535

Retained Earnings (Loss)                                (164,249)       (151,240)
                                                 --------------- ---------------
     Total Stockholders' Equity                          (90,214)        (77,205)
                                                 --------------- ---------------
     Total Liabilities and Stockholders' Equity          122,794 $       122,999
                                                 =============== ===============

         The accompanying note are an integral part of these statements

                             LeBlanc Petroleum, Inc.
                         (an exploratory stage company)
                            Statement of Operations
                   fir the three months ended March 31, 2002
         and the period November 23, 2002 (inception) to March 31, 2002
                                  (unaudited)

                                                  for the period  for the period
                                                    January 1,     November 23,
                                                      2002 to    2001 (inception)
                                                     March 31,     to March 31,
                                                        2002           2002
                                                 --------------- ---------------
Revenues
     Oil and Gas Sales                           $           504 $           726
                                                 --------------- ---------------
     Total Revenue                                           504             726
                                                 --------------- ---------------
Expenses
     Production Expenses                                     671           1,134
     Depreciation, Depletion and or
     Amortization                                            264             352
     Organizational and Recapitalization
     Expenses                                                            150,411
     General and Adminiatrative Expenses                  12,578          13,078
                                                 --------------- ---------------
     Total Expenses                                       13,513         164,975

Income before Provision for Income Taxes                 (13,009)       (164,249)

Provision for Income Taxes                                     0               0
                                                 --------------- ---------------
Net Income (Loss)                                $       (13,009)$      (164,249)
                                                 =============== ===============

Primary and Diluted Earnings per Share                   a                 (0.02)
                                                 --------------- ---------------
Weighted Average Number of Common
     Shares Outstanding                                9,500,000       9,472,656
                                                 --------------- ---------------

         The accompanying note are an integral part of these statements

                             LeBlanc Petroleum, Inc.
                         (an exploratory stage company)
                       Statement of Stockholders' Equity
              from November 23, 2001 (inception) to March 31, 2002

                                                     Common Stock         Additional   Accumulated       Total
                                                   Shares       Amount      Paid in      Deficit        Equity
                                                                            Capital
                                              ------------ ------------ ------------ ------------ ------------
Initial Capitalization, November 23, 2001        9,000,000 $      9,000 $     65,000            - $     74,000

Reverse Merger with JBO                            500,000          500         (465)                       35

Deficit for period                                                                       (151,240)    (151,240)
                                              ------------ ------------ ------------ ------------ ------------
Balance, December 31, 2001                       9,500,000 $      9,500 $     64,535     (151,240)$    (77,205)

Deficit for quarter                                                                       (13,009)     (13,009)
                                              ------------ ------------ ------------ ------------ ------------
Balance, March 31, 2002                          9,500,000        9,500       64,535     (164,249)     (90,214)
                                              ============ ============ ============ ============ ============

         The accompanying note are an integral part of these statements

                             LeBlanc Petroleum, Inc.
                         (an exploratory stage company)
                            Statement of Cash Flows
                   for the three months ended March 31, 2002
         and the period November 23, 2001 (inception) to March 31, 2002
                                  (unaudited)





                                                  Three months      November 23,
                                                 ended March 31, 2001 (inception)
                                                      2002          to March 31,
                                                                       2002
                                                 --------------- ---------------
Cash flows from operating activities

Net Income (Loss)                                $       (13,009) $     (164,806)

Adjustments to reconcile net income
     to operating cash flow

     Amortization                                            264             352
     Change in Recapitalization Payable                  (19,200)        120,800
     Increase in Accounts Payable                            337             337
     Increase in Officer Payable                          31,500          90,000
     Increase in advances on exploration                       -           1,462
     Increase in advances on production expenses             168             967
                                                 --------------- ---------------

Net cash provided by operations                               60          49,112
                                                 --------------- ---------------
Cash flows from investing activities

     Purchase of producing wells                               -          20,000
     Purchase of lease property                                -          64,000
     Purchase of working interest                              -          37,500
     Exploration costs of working interest                     -           1,463
                                                 --------------- ---------------

Net cash used for investing activities                         -         122,963
                                                 --------------- ---------------
Cash flows from financing activities

     Initial capitalization                                    -          74,000
     Merger with JBO, Inc.                                     -              35
                                                 --------------- ---------------

Net cash provided by financing activities                      -          74,035
                                                 --------------- ---------------

Net change in cash and cash equivalents                       60             184
Cash and cash equivalents at the beginning of periods        124               0
                                                 --------------- ---------------
Cash and cash equivalents at the end of period       $       184  $          184
                                                 =============== ===============
Supplemental disclosure of cash flow information

     Cash paid during period for income taxes            $0             $0
     Cash paid during period for interest                $0             $0


         The accompanying notes are an integral part of these statements

                        LEBLANC PETROLEUM, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                         (an exploratory stage company)


NOTE 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

LeBlanc Petroleum, Incorporated (LPI Arizona) was formed on November 23, 2001 in the State of Arizona. On December 1, 2001, LPI merged into JBO, Inc. a Nevada Corporation. JBO, Inc. was the surviving entity, and thereafter amended its Articles of Incorporation to change its name to LeBlanc Petroleum, Incorporated (the "Company"). See merger note for more details. The Company is engaged primarily in the acquisition, development, production, exploration for, and the sale of oil and gas. The Company sells its oil and gas products primarily to domestic pipelines and refineries. The Company is beginning to develop its New Mexico property and should be considered an exploratory stage company.

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

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2001 Form 10-K.

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

NOTE 2. MERGER

On December 2, 2001 Leblanc Petroleum, Incorporated (the Arizona corporation) merged with the Nevada corporation JBO, Inc. JBO, Inc. had no operations, 5,000,000 shares of common stock outstanding and could be considered a "shell" company. JBO, Inc. issued an additional 9,000,000 shares of common stock in exchange for all of Leblanc Petroleum, Incorporated common stock outstanding, which was also 9,000,000. At the same time 4,500,000 shares were returned to the Company and retired netting an increase of 500,000 shares for the merger. The surviving legal entity was JBO, Inc. which then changed its name to LeBlanc Petroleum, Inc. This merger was a recapitalization and was accounted for as a reverse acquisition (merger) and is shown on the statement of stockholders' equity. JBO's balance sheet on November 23, 2001 was the following.

        Cash                      35
        Debt                       0
        Equity                    35

Note 3 STOCKHOLDERS' EQUITY

Authorized Capital Stock

The Company has a total authorized capital of 25,000,000 shares of common stock at $.001 par value per share. Shareholders have all the rights afforded them by Nevada law.

Employee Stock Option Plans

The Company has no stock options plans in place for either the employees, officers or directors. The Company may however in the future establish these types of programs.

Initial Capitalization

The Company's initial capitalization of 9,000,000 shares of common stock was paid for with $54,000 cash and the transfer of producing Louisiana gas wells valued at $20,000 for a total of $74,000. The Louisiana property was valued at the cost basis of the contributing shareholders. See reserve note for details on future expected cash flow information.

Merger

The merger with JBO, Inc. effectively increased the Company's common stock by 500,000 shares. See Note 2 for the details on this merger. The total common shares after the merger was 9,500,000.

Note 4. LEASES AND OTHER COMMITMENTS:

The Company is sharing an office with an officer at no expense to the Company. The Company has no long term lease commitments.

Note 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of the balance sheet date the Company had no established sources of revenue and its planned exploration is just beginning. These factors raised doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Management plans are to raise capital and to develop the New Mexico properties and other properties which will be purchased.

Management expects these plans to allow the Company to become profitable in one of the latter quarters of the upcoming fiscal year. No assurance can be made however that these plans will be successful.

Note 6 CONTINGENCIES

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

Environmental Matters.

The Company's operations and properties will be subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may (i) require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; (ii) limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and (iii) impose substantial liabilities for pollution resulting from the Company's operations. The permits required for several of the Company's operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, the Company is in substantial compliance with current applicable environmental laws and regulations, and the Company has no material commitments for capital expenditures to comply with existing environmental requirements.
Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on the Company, as well as the oil and natural gas industry in general.

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

The Company intends to acquire leasehold interests in properties that for many years have produced oil and natural gas. Although the previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, some of its properties may be operated in the future by third parties over which the Company has no control. Notwithstanding the Company's lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, adversely impact the Company.

The National Environmental Policy Act ("NEPA") is applicable to many of the Company's planned activities and operations. NEPA is a broad procedural statute intended to ensure that federal agencies consider the environmental impact of their actions by requiring such agencies to prepare environmental impact statements ("EIS") in connection with all federal activities that significantly affect the environment. Although NEPA is a procedural statute only applicable to the federal government, a portion of the Company's San Juan Basin properties may be acreage located on federal land. The Bureau of Land Management's issuance of drilling permits and the Secretary of the Interior's approval of plans of operation and lease agreements all constitute federal action within the scope of NEPA. Consequently, unless the responsible agency determines that the Company's drilling activities will not materially impact the environment, the responsible agency will be required to prepare an EIS in conjunction with the issuance of any permit or approval.

The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or their habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to the Company's operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although the Company believes that its operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject it to significant expense to modify its operations or could force the Company to discontinue certain operations altogether.

Note 7 RELATED PARTY

The directors and officers of the Company have other interests in the oil and gas business, which may present conflicts of interest with respect to the activities of the Company. Chairman and President Gordon M. LeBlanc, Jr. is involved on a part time basis for his own account as an independent oil and gas producer. Mr. LeBlanc often permits others to participate (i.e., acquire a working interest) in his oil and gas projects. Mr. LeBlanc has represented to the Company that oil or natural gas prospects in which he offers the opportunity for third parties to participate, and which Mr. LeBlanc, in his sole discretion, believes to be appropriate for the Company, will be offered to it on terms no less favorable to the Company than are available to any third party. Also, oil and gas business opportunities generated by others and made available to Mr. LeBlanc for his participation, which Mr. LeBlanc, in his sole discretion, believes to be appropriate for the Company, will be made available to it on the same terms as are offered to Mr. LeBlanc. Mr. LeBlanc may or may not participate in such ventures for his own account. The Company will participate in an oil or natural gas prospect made available by Mr. LeBlanc only if a majority of the Company's directors, not including Mr. LeBlanc, approve the investment. As of the date of this prospectus, each of the other directors is personally related to Mr. LeBlanc as members of his immediate family, and each has existing personal interests in various aspects of the oil and gas business and each intends to continue such activities on his or her own behalf. However, each of the directors has represented that any business opportunity in the oil or natural gas business involving a property located within 50 miles of any existing property in which the Company holds an interest will be first offered to the Company before the director pursues the opportunity for his or her own benefit or offers the opportunity to a third party.

The Company currently shares executive office space with its Chairman and President, Gordon M. LeBlanc, Jr., at no cost to the Company at 5527 East Camelback Road, Phoenix, Arizona 85018. At such time that revenues permit, the Company intends to obtain separate office space in the Phoenix, Arizona metropolitan area.

On December 1, 2001, the Company redeemed 2,250,000 shares of its common stock from William D. O'Neal, the former President and Director of the Company, in exchange for $5,000 in cash, and a promissory note made by the Company in favor of Mr. O'Neal in the original principal amount of $70,000.00. The note is non-interest bearing and requires consecutive monthly payments of $10,000.00 per month, commencing on January 1, 2002 and on the first day of each month thereafter until paid in full. The note is secured by a stock pledge agreement of even date that provides Mr. O'Neal with, among other things, the right to foreclose upon the shares redeemed in the event of a default by the Company which is not timely cured. On December 1, 2001, the Company redeemed 2,250,000 shares of its common stock from Stephen F. Burg, the former Secretary and Director of the Company, upon the identical terms as with Mr. O'Neal. As of March 31, 2002, the Company was current on these obligations.

NOTE 8   RESERVES

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

     The Company has no proved undeveloped oil and gas reserves as of December 31, 2001 or March 31, 2002

Proved developed oil and gas reserves as of December 31, 2001

     The Company has no proved developed oil reserves as of either December 31, 2001 or March 31, 2002.

         Proved developed gas reserves located in the state of Louisiana, USA

         Beginning of the period mcf                                     110,793
         Revisions of previous estimates                                       0
         Improved recovery                                                     0
         Purchases of minerals                                                 0
         Extensions and discoveries                                            0
         Productions                                                         489
         Sales of minerals in place                                            0

         End of period                                                   110,304

         Standardized Measure of Discounted Future Net Cash Flows at December 31, 2001

         Future cash inflows                                            $198,547
         Future production costs                                         158,838
         Future development costs                                              0
         Future income tax expenses                                        8,736
                                                                     -----------
                                                                          30,973
         Future net cash flows, 10% discounted for estimated timing
         of cash flows                                                     7,057
                                                                     -----------
         Standardized measures of discounted future net cash flows relating to
         proved gas reserves.                                            $23,916
                                                                     -----------





Item 2. Management's Discussion and Analysis or Plan of Operation.

     The following discussion is intended to provide an analysis of the Company's financial condition and Plan of Operation and should be read in conjunction with the Company's financial statements and the notes thereto set forth herein. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the drilling plans for natural gas, trends in the results of the Company's operations, anticipated rates of production, natural gas prices, operating expenses and the Company's anticipated capital requirements and capital resources. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

The Company

     LeBlanc, Petroleum, Incorporated, a Nevada corporation ("We" or the "Company"), is an independent energy company engaged in the ownership, exploration and acquisition of crude oil and natural gas reserves. Our intended strategy is to develop and increase oil and natural gas reserves, production and revenue for the Company as follows:

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

     Develop Drill Site Inventory. The Company's initial working leasehold interests are in the Right Angle and Johnson Anticline prospects in the San Juan Basin of New Mexico (See "Principal Properties") These interests include an inventory of up to approximately 12 potential exploratory and development crude oil wells, based on an initial review of the 2-D Seismic which has been completed. We believe that anticipated cash resources, to be supplied by certain of our officers as loans and future participation from industry partners will enable us to pay our anticipated share of drilling and completion costs for at least 12 exploratory wells on these prospects. We intend to continue to seek and acquire interests in other prospects in the United States and Australia.

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

Principal Properties.

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

     The Company also owns an undivided 24.5% working leasehold interest in 5 natural gas wells in the Dixie Field of Caddo Parish, Louisiana. The wells produce seven thousand cubic feet ("mcf") per day from the Nacatoch formation from approximately 900 feet. The price of natural gas per mcf as of March 31, 2002 was $2.50.

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

Office Facilities.

     The Company currently shares executive office space with its Chairman and President, Gordon M. LeBlanc, Jr., at no cost to the Company at 5527 East Camelback Road, Phoenix, Arizona 85018. At such time that revenues permit, we intend to obtain separate office space in the Phoenix, Arizona metropolitan area.

Plan of Operation

     The Company has generated no significant revenue in the fiscal quarter ended March 31, 2002 . We plan to generate future revenue through our leasehold participation in the Dixie Field property and drilling with others in the San Juan Basin of New Mexico, and through the acquisition of additional oil and gas prospects.

     The Company initially plans to identify up to 12 drilling locations for crude oil at the Right Angle and Johnson Anticline locations in the San Juan Basin that bear consistent analytical data using 3-D Seismic and AVO technologies. Our participation is a 37.5% working interest based upon the ownership of our leasehold interests in these prospects. We anticipate generating initial revenues from these prospects in the second calendar quarter of 2002. The cost to the Company to drill a dry hole is expected to be approximately a minimum of $134,000.00. The estimated annual cost for general and administrative expenses of the Company is anticipated to be approximately a minimum of $350,000.00 and other capital costs associated with the existing properties may approximate $200,000.00. At March 31, 2002, the Company had approximately $183.00 in cash.

     Based upon the available working capital at the beginning of the second quarter, we will need to raise additional capital through debt or equity offerings to cover our anticipated general and administrative costs, capital lease costs and participate in drilling a maximum of 12 exploratory wells. If a drilled well is successful, after payment of the Company's share of completion expenses, we would expect to be able to drill 11 subsequent wells using the proceeds from production of the successful well approximately 90 days after it began producing, assuming anticipated rates of production and current crude oil prices.

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

Results of Operation for Quarter Ended March 31, 2002

     During 2001, our initial year of operation, through March 31, 2002, the Company had no significant revenue and minimal expenses relating to the formation of the Company. From our inception through November 30, 2001, we limited our activities to seeking a merger partner that would add value to the Company. The Company was successful in identifying such a merger partner, LPI Arizona, and consummated a successful merger with LPI Arizona on December 1, 2001. The quarter ending March 31, 2002 was spent primarily on organizational issues relative to the merger and strategic planning with respect to the exploitation of our current leasehold interests and the investigation of additional oil and gas opportunities.

Liquidity and Capital Resources

     At March 31, 2002, the Company's current assets of $122,794.00 was exceeded by current liabilities of $213,008.00 We had working capital of $183.00. We believe that additional working capital in the amount of $500,000.00 will need to be raised in the form of debt, equity or some other financing to meet our anticipated cash needs for at least the next 12 months. Thereafter, if cash generated from anticipated producing wells is insufficient to satisfy the

Company's capital needs, we expect that we will require additional capital in the future for funding working capital and drilling operations in the form of equity, debt or other financing. Mr. LeBlanc has commited to loan funds to us on an "as-needed" basis, and upon commercially reasonable terms in amounts sufficient to sustain our operations over the next 12-month period. We have no other commitments in place to provide additional capital. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     None

Item 2. Changes in Securities.

     None

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     None



Item 6. Exhibits and Reports on Form 8-K.

     Exhibits:

     None

     Reports on Form 8-K:

     The Company filed a Form 8-k on January 14, 2002 disclosing the terms and conditions of the merger between the Company and LeBlanc Petroleum, Inc., an Arizona corporation, and setting forth the identities and beneficial ownership positions of the new management. Financial statements for the period ending December 31, 2001, were filed on Form 10KSB on April 12, 2002.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 LEBLANC PETROLEUM, INCORPORATED
                                                          (Registrant)

         Date: March 13, 2002                     By: /s/ Gordon M. LeBlanc, Jr.
                                                      --------------------------
                                                          Gordon M. LeBlanc, Jr.
                                                    Its:  President


         Date: March 13, 2002                        By: /s/ Marilyn Kay LeBlanc
                                                      --------------------------
                                                             Marilyn Kay LeBlanc
                                                     Its:  Secretary