Form 10QSB
period 2002-06-30
LEBLANC PETROLEUM INC
filed 2002-08-20
CIK 1143951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from to________________ to _________________

                          Commission File No: 000-32999

                         LEBLANC PETROLEUM, INCORPORATED
            ________________________________________________________
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                    86-1031851
_____________________________________________           _______________
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization)
                            5527 East Camelback Road
                             Phoenix, Arizona 85018
                    (Address of principal executive offices)

                                 (602) 522-8649
                           (Issuer's telephone number)

As of June 30, 2002 the Company had 9,500,000 shares of common stock, par value $0.001 outstanding, its only class of stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                               Table of Contents


Part I Financial Information

Item 1. Financial Statements

   Balance Sheet - Assets ........................................... 3

   Balance Sheet - Liabilities ...................................... 4

   Statement of Operations .......................................... 5

   Statement of Stockholders' Equity ................................ 6

   Statement of Cash Flows .......................................... 7

   Notes to the Financial Statements ................................ 8

Item 2. Management's Discussion and Analysis ....................... 16

Part II Other Information

Item 1. Legal Proceedings .......................................... 20

Item 2. Changes in Securities ...................................... 20

Item 3. Defaults Upon Senior Securities ............................ 20

Item 4. Submission of Maters to Vote ............................... 20

Item 5. Other Information .......................................... 20

Item 6. Exhibits and Reports on  From 8K ........................... 21

Signatures ......................................................... 21

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                            LeBlanc Petroleum, Inc.
                                 Balance Sheet
                         (an exploratory stage company)
                     as of June, 2002 and December 31, 2001

                                     Assets


                                                          June 30,  December 31,
                                                            2002        2001
                                                       ------------ ------------
Cash                                                    $       464  $       124
                                                       ------------ ------------
   Total Current Assets                                         464          124
                                                       ------------ ------------
Oil and Gas Properties, using
   successful efforts accounting

   Proved Properties                                         20,000       20,000
   Unproved Properties                                      148,963      102,963

   Accumulated Depreciation,
   depletion, amortization and/or
   impairment                                                  (616)         (88)
                                                       ------------ ------------
   Net Oil and Gas Properties                               168,347      122,875

Other Assets                                                      0            0
                                                       ------------ ------------
   Total Assets                                         $   168,811  $   122,999
                                                       ============ ============

                             LeBlanc Petroleum, Inc.
                                 Balance Sheet
                         (an exploratory stage company)
                     as of June, 2002 and December 31, 2001

                                  Liabilities

                                                          June 30,  December 31,
                                                            2002         2001
                                                       ------------ ------------
Payables                                                $     5,136  $         -
Exploration Advances                                          2,316        1,462
Production Expense Advances                                       -          242
Due to Officer                                              166,200       58,500
Recapitalization Payable                                    100,000      140,000
                                                       ------------ ------------
   Total Current Liabilities                                273,652      200,204
                                                       ------------ ------------
Commitments and Contingencies

                              Stockholders' Equity

Common Stock, authorized shares
   outstanding shares June 30, 2002
   and December 31, 2001  9,500,000
   par value $0.001                                           9,500        9,500

Additional Paid in Capital                                   64,535       64,535

   Retained Earnings (Loss)                                (178,876)    (151,240)
                                                       ------------ ------------
   Total Stockholders' Equity                              (104,841)     (77,205)
                                                       ------------ ------------
   Total Liabilities and Stockholders' Equity               168,811   $  122,999
                                                       ============ ============

                             LeBlanc Petroleum, Inc.
                         (an exploratory stage company)
                             STATEMENT OF OPERATIONS

             for the three months ended June 30, 2002 and 2001, and
                for the six months ended June 30, 2002 and 2001
         and the period November 23, 2001 (inception) to June 30, 2002
                                  (unaudited)

                                           for the three  for the three   for the six    for the six  for the period
                                               months         months      months ended   months ended   November 23,
                                               ended          ended         June 30,       June 30,  2001 (inception)
                                              June 30,       June 30,         2002           2001       to June 30,
                                                2002           2001                                         2002
                                          -------------- -------------- -------------- -------------- --------------
Revenues
   Oil and Gas Sales                       $        (722) $           -  $       1,387                 $       1,609
                                          -------------- -------------- -------------- -------------- --------------
   Total Revenue                                    (722)             -          1,387                         1,609
                                          -------------- -------------- -------------- -------------- --------------
Expenses
   Production Expenses                               610              -          1,999                         2,463
   Depreciation, Depletion and or
   Amortization                                      264                           528                           616
   Organizational and Recapitalization
   Expenses                                                                                                  150,411
   General and Adminiatrative Expenses            12,473                        26,496                        26,995
                                          -------------- -------------- -------------- -------------- --------------
   Total Expenses                                 13,347                        29,023                       180,485
                                          -------------- -------------- -------------- -------------- --------------
Income before Provision for Income Taxes         (14,069)                      (27,636)                     (178,876)

Provision for Income Taxes                             0                             0                             0
                                          -------------- -------------- -------------- -------------- --------------
Net Income (Loss)                         $      (14,069)                $     (27,636)                $    (178,876)
                                          ============== ============== ============== ============== ==============
Primary and Diluted Earnings per Share              a                             a                            (0.02)
                                          -------------- -------------- -------------- -------------- --------------
Weighted Average Number of Common
   Shares Outstanding                          9,500,000                     9,500,000                     9,472,656
                                           -------------- -------------- -------------- -------------- --------------


a = less than $0.001


                             LeBlanc Petroleum, Inc.
                         (an exploratory stage company)
                       Statement of Stockholders' Equity
              from November 23, 2001 (inception) to June 30, 2002
                                  (unaudited)

                                                    Common Stock             Additiona    Accumulated          Total
                                                Shares        Amount          Paid in         Deficit         Equity
                                                                               Capital
                                          -------------- -------------- -------------- -------------- --------------
Initial Capitalization, November 23, 2001      9,000,000   $      9,000  $      65,000   $          -   $     74,000

Reverse Merger with JBO                          500,000            500           (465)                           35

Deficit for period                                                                           (151,240)      (151,240)
                                          -------------- -------------- -------------- -------------- --------------
Balance, December 31, 2001                     9,500,000   $      9,500   $     64,535       (151,240)  $    (77,205)

Deficit for period                                                                            (27,636)       (27,636)
                                          -------------- -------------- -------------- -------------- --------------
Balance, June 30, 2002                         9,500,000          9,500         64,535       (178,876)      (104,841)
                                          ============== ============== ============== ============== ==============

                             LeBlanc Petroleum, Inc.
                         (an exploratory stage company)
                            Statement of Cash Flows
                for the six months ended June 30, 2002 and 2001
         and the period November 23, 2001 (inception) to June 30, 2002
                                  (unaudited)

                                                           Six months     Six months     November 23,
                                                         ended June 30, ended June 30, 2001 (inception)
                                                              2002            2001        to June 30,
                                                                                             2002
                                                         -------------- -------------- --------------
Cash flows from operating activities

Net Income (Loss)                                         $     (27,636)                $    (178,876)
                                                         -------------- -------------- --------------
Adjustments to reconcile net income
   to operating cash flow

   Amortization                                                     528                           616
   Change in Recapitalization Payable                           (40,000)                      100,000
   Increase in Accounts Payable                                   5,136                         5,136
   Increase in Officer Payable                                  107,700                       166,200
   Increase in advances on exploration                              612                         2,316
                                                         -------------- -------------- --------------

Net cash provided by operations                                  46,340                        95,392
                                                         -------------- -------------- --------------
Cash flows from investing activities

         Purchase of leases and working interests                46,000                       168,963
                                                         -------------- -------------- --------------
Net cash used for investing activities                           46,000                       168,963
                                                         -------------- -------------- --------------
Cash flows from financing activities

         Initial capitalization                                       -                        74,000
         Merger with JBO, Inc.                                        -                            35
                                                         -------------- -------------- --------------
Net cash provided by financing activities                             -                        74,035
                                                         -------------- -------------- --------------
Net change in cash and cash equivalents                             340                           464
Cash and cash equivalents at the beginning of periods               124                             0
                                                         -------------- -------------- --------------
Cash and cash equivalents at the end of period            $         464
                                                         ============== ============== ==============
Supplemental disclosure of cash flow information

         Cash paid during period for income taxes         $           0                 $           0
         Cash paid during period for interest             $           0                 $           0

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

     The Company has no proved undeveloped oil and gas reserves as of December 31, 2001 or June 30, 2002

Proved developed oil and gas reserves as of December 31, 2001

     The Company has no proved developed oil reserves as of either December 31, 2001 or June 30, 2002.

     Proved developed gas reserves located in the state of Louisiana, USA

     Beginning of the period mcf                                         110,793
     Revisions of previous estimates                                           0
     Improved recovery                                                         0
     Purchases of minerals                                                     0
     Extensions and discoveries                                                0
     Productions                                                             489
     Sales of minerals in place                                                0

     End of period                                                       110,304

     Standardized Measure of Discounted Future Net Cash Flows at
     December 31, 2001

     Future cash inflows                                                $198,547
     Future production costs                                             158,838
     Future development costs                                                  0
     Future income tax expenses                                            8,736
                                                                   _____________
                                                                          30,973
     Future net cash flows, 10% discounted for estimated timing
     of cash flows                                                         7,057
                                                                   _____________
     Standardized measures of discounted future net cash flows
     relating to proved gas reserves.                                    $23,916
                                                                   _____________

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion is intended to provide an analysis of the Company's financial condition and Plan of Operation and should be read in conjunction with the Company's financial statements and the notes thereto set forth herein. The matters discussed in these sections that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the drilling plans for natural gas, trends in the results of the Company's operations, anticipated rates of production, natural gas prices, operating expenses and the Company's anticipated capital requirements and capital resources. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

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

     Develop Drill Site Inventory. The Company's initial leasehold interests are in the Right Angle and Johnson Anticline prospects in the San Juan Basin of New Mexico (See "Principal Properties") These interests include an inventory of up to approximately 12 potential exploratory and development locations, based on an initial review of the 2-D Seismic which has been completed. We believe that anticipated cash resources, to be supplied by certain of our officers as loans and future participation from industry partners will enable us to pay our anticipated share of drilling and completion costs for at least 12 exploratory wells on these prospects. We intend to continue to seek and acquire interests in other prospects in the United States and Australia.

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

Principal Properties.

The Company currently owns an undivided 37.5% working leasehold interest in two exploratory prospects located in Sandoval County, New Mexico in the San Juan Basin, near Cuba, New Mexico. The prospects, commonly referred to as the "Right

Angle" and "Johnson Anticline", respectively, total approximately 1,920 acres. These prospects have been identified by a 2D seismic study as "Entrada" prospects. The initial exploratory well shall be the Right Angle Federal #1. While we originally anticipated drilling to commence on this well in early June 2002, the 3D seismic study has not yet been completed. Subject to having available capital to complete the 3D seismic study and commence drilling operations, we anticipate commencing drilling operations before the end of September, 2002. As of June 30, 2002, the Company does not have adequate capital to fund these operations.

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

On June 20, 2002, we acquired an undivided 25% working interest in the Cedar Mesa Anticline Project, located in the Holbrook Basin of Apache County, Arizona, from LeBlanc Oil Incorporated. The company's leasehold consists of 1,560 acres of state leases. The primary objective of the project is the production and sale of CO2 and helium. The cost of the leasehold interest was $46,000.00 and was financed through a non-interest bearing loan, due and payable at such time revenues permit, from Gordon M. LeBlanc, Jr., our Chairman and President.

The Company also owns an undivided 24.5% working leasehold interest in 5 natural gas wells in the Dixie Field of Caddo Parish, Louisiana. The wells produce seven thousand cubic feet ("mcf") per day from the Nacatoch formation from approximately 900 feet. The price of natural gas per mcf as of June 30, 2002 was $2.76.

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

Plan of Operation

The Company has generated no significant revenue in the fiscal quarter ended June 30, 2002 . We plan to generate future revenue through our leasehold participation in the Dixie Field property and drilling with others in the San Juan Basin of New Mexico, drilling in Apache County, Arizona and through the acquisition of additional oil and gas prospects.

The Company initially plans to identify up to 12 drilling locations for crude oil at the Right Angle and Johnson Anticline locations in the San Juan Basin that bear consistent analytical data using 3-D Seismic and AVO technologies. Our participation is a 37.5% working interest based upon the ownership of our leasehold interests in these prospects. We anticipate generating initial revenues from these prospects in the third calendar quarter of 2002. The cost to the Company to drill a dry hole is expected to be approximately a minimum of $134,000.00. The estimated annual cost for general and administrative expenses of the Company is anticipated to be approximately a minimum of $350,000.00 and other capital costs associated with the existing properties may approximate $200,000.00. The Company's anticipated share of the additional costs to complete a successful crude oil well in the San Juan Basin would be approximately $36,000.00. From a successful well the Company anticipates net monthly revenue of approximately $44,100.00 based upon expected average monthly gross oil production of 245 barrels of oil per day, at a price of $20.00 per barrel of oil. Direct costs for drilling and completing a successful well may be recovered in approximately 4 months. The expected producing life of wells in the area is anticipated to be 5 to 15 years. At June 30, 2002, the Company had approximately $464.00 in cash.


The State of Arizona Oil and Gas Commission has approved the plan of operation and issued permit #902 for the completion attempt in well #12-16-28. By September 30, 2002, it is our intention to perforate the Amos Wash sandstone to test for commercial quantities of CO2 and helium. The cost to the Company to accomplish this shall be approximately $15,000.00. From a successful well the Company anticipates net monthly revenue of approximately $5,520.00 based upon expected average monthly gross production of helium of 8 mcf per day, at a price of $75.00 thousand cubic feet, and an expected average monthly gross production of CO2 of 800 mcf per day, at a price of $0.40 per thousand cubic feet. Direct costs for drilling and completing a successful well may be recovered in approximately 9 months. The expected producing life of wells in the area is anticipated to be 10 to 15 years.

Helium is used in the aerospace industry, electronics and diagnostic medical equipment. The projected use of the CO2 from the Cedar Mesa Anticline is for well stimulation in the San Juan Basin, for carbonation in the beverage industry and in the production of dry ice for the vegetable growers.

Based upon the available working capital at the beginning of the third quarter, we will need to raise additional capital in the approximate amount of $260,000.00 through debt or equity offerings to cover our anticipated general and administrative costs, capital lease costs and participate in the San Juan Basin and Apache County projects. To date we have had no discussions or entered into any agreements with any third party investors or lenders regarding obtaining this required capital, though we are currently in the process of preparing to go to market with a private placement by late August 2002, which is intended to raise sufficient funds to execute the above-described drilling plan. Failure to obtain this capital would have a serious adverse affect upon our ability to execute our business plan and continue as a viable going concern.

Results of Operation for Quarter Ended June 30, 2002

The quarter ending June 30, 2002, was spent primarily on organizational issues relative to the merger and strategic planning with respect to the exploitation of our current leasehold interests, completing the acquisition of the Cedar Mesa Anticline property and the investigation of additional oil and gas opportunities.

Liquidity and Capital Resources

At June 30, 2002, the Company's current assets of $168,811.00 was exceeded by current liabilities of $273,652.00. We had working capital of $464.00. We believe that additional working capital in the amount of $500,000.00 will need to be raised in the form of debt, equity or some other financing to meet our anticipated cash needs for at least the next 12 months. Thereafter, if cash generated from anticipated producing wells is insufficient to satisfy the Company's capital needs, we expect that we will require additional capital in the future for funding working capital and drilling operations in the form of equity, debt or other financing. As of June 30, 2002, we had no commitments in place to provide additional capital, however, we are preparing to undertake a private offering in late August 2002, which should provide sufficient working capital to execute our business plan. There can be no assurance that financing or additional capital will be available to the Company in an amount and on terms acceptable to us.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         None

Item 2. Changes in Securities.

On June 1, 2002, we issued 100,000 shares of the Company's common stock to William D. O'Neal, and 100,000 shares of our common stock to Stephen F. Burg in consideration of a modification of the payment terms with respect to those certain Promissory Notes executed by us for their benefit dated December 1, 2001 each in the principal amount of $75,000. The modification provides that no further payments shall be due to either Mr. O'Neal or Mr. Burg until either the Company commences trading on the OTC Bulletin Board, or December 31, 2002, whichever occurs first.

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 5. Other Information.

         None

Item 6. Exhibits and Reports on Form 8-K.

         Exhibits:

         None

         Reports on Form 8-K:

         None.



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

                                                 LEBLANC PETROLEUM, INCORPORATED
                                                                    (Registrant)

         Date: August 14, 2002                    By: /s/ Gordon M. LeBlanc, Jr.
                                                  ______________________________
                                                          Gordon M. LeBlanc, Jr.
                                                              Its:  President


         Date: August 14, 2002                       By: /s/ Marilyn Kay LeBlanc
                                                  ______________________________
                                                             Marilyn Kay LeBlanc
                                                              Its:  Secretary