Form 10KSB/A
period 2001-12-31
LEBLANC PETROLEUM INC
filed 2002-09-16
CIK 1143951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amended Form 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from to ________________ to __________________
                         Commission File No.: 000-32999

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

ITEM 1.  DESCRIPTION OF BUSINESS.

                                   Background

LeBlanc, Petroleum, Incorporated, a Nevada corporation (the "Company"), is an exploratory stage independent energy company engaged in the ownership, exploration and acquisition of crude oil and natural gas reserves. The Company was incorporated on June 20, 2001, as JBO, Inc., a Nevada corporation. JBO, Inc. was incorporated as a "blank check" company and had no assets, liabilities or business activity other than seeking a merger partner. On December 1, 2001, 100% of the shareholders of JBO, Inc. authorized management to enter into Articles of Merger with LeBlanc Petroleum, Incorporated, an Arizona corporation ("LeBlanc"), which was incorporated on November 21, 2001, for the purpose of purchasing, developing and operating oil and gas leases. 100% of the shareholders of LeBlanc also approved the merger with JBO, Inc. Pursuant to the Articles of Merger, JBO, Inc. was the "surviving company," and LeBlanc was the "disappearing company." At the date of the merger, LeBlanc had issued and outstanding 9,000,000 shares of its common stock, its only class of stock. Up to the date of the merger, JBO, Inc. had issued and outstanding 5,000,000 shares of its common stock, its only class of stock. On December 1, 2001, William D. O'Neal and Stephen F. Burg resigned as officers and directors of the Company and were replaced with the current directors and officers set forth in Part III, Item 9 below. Simultaneously upon the merger, Mr. O'Neal and Mr. Burg each surrendered to the Company 2,250,000 shares of the common stock of the Company upon the terms set forth in Item 12 below. In accordance with the Articles of Merger, each shareholder of LeBlanc received one share of the Company for each share of LeBlanc owned by the LeBlanc shareholders. Thus, the Company issued 9,000,000 shares of the Company's common stock to the shareholders of LeBlanc in accordance with the Articles of Merger in consideration for all 9,000,000 issued and outstanding shares of the common stock of LeBlanc. The Articles of Merger were filed with the office of the Nevada Secretary of State December 7, 2001, with an effective date of December 1, 2001. On December 12, 2001, The Company filed with the office of the Nevada Secretary of State an amendment to its Articles of Incorporation changing its name to LeBlanc Petroleum, Incorporated, and increasing the Company's authorized shares of common stock from 10,000,000 shares to 25,000,000 shares. The Company currently has 9,500,000 shares of common stock issued and outstanding.

                                Business Strategy

The Company's intended strategy, which includes the following key elements, is to acquire, develop and increase oil and natural gas reserves, production and revenue for the Company.

Utilize Geological and Geophysical Technologies

The Company may engage detailed geological interpretation combined with advanced seismic exploration techniques to identify the most promising leases.

Geological interpretation is based upon data recovered from existing oil and gas wells in an area and other sources. Such information is either purchased from the company that drilled the wells or becomes public knowledge through state agencies after a period of years. Through analysis of rock types, fossils and the electrical and chemical characteristics of rocks from existing wells, the Company can construct a picture of rock layers in the area. The Company will have access to the well logs and decline curves from existing operating wells. Well logs allow the Company to calculate an original oil or gas volume in place while decline curves from production history allow the Company to calculate remaining proved producing reserves. The Company has not purchased, leased, or entered into any agreements to purchase or lease any of the equipment necessary to conduct the geological or geophysical testing referred to herein and will only be able to do so upon raising additional capital through loans or the sale of equity securities.

Develop Drill Site Inventory.

The Company owns working leasehold interests in the Right Angle and Johnson Anticline prospects in the San Juan Basin of New Mexico (See Item 2 "Description of Properties"). The Company intends to obtain the necessary financial resources to enable it to pay for the anticipated costs of drilling and completion for at least 12 exploratory wells over the next 18 months from industry partners in exchange for a percentage participation in these leasehold interests. To date, the Company has not identified, or entered into any agreements, arrangements or negotiations with, any such industry partners, and there can be no assurance that any such industry partners shall be identified, or that any agreements, arrangements or negotiations will be entered into with any such industry partners.

Acquire Interests in Oil and Natural Gas Properties.

The principal activity for the Company in the future will be the acquisition of producing oil and gas leases. The acquisition process may be lengthy because of the amount of investigation which will be required prior to submitting a bid to a major oil company. Currently, the Company is not engaged in any bidding process. Verification of each property and the overall acquisition process can be divided into three phases, as follows:

Phase 1. Field identification. In some instances the seller will have a formal divestiture department that will provide a sales catalog of leases which will be available for sale. Review of the technical filings made to the states along with a review of the regional geological relationships, released well data and the production history for each lease will be utilized. In addition a review of the proprietary technical data in the sellers office will be made and calculation of a bid price for the field. The Company believes that the estimated cost of Phase 1 for one property will be approximately $5,000.

Phase 2. Submission of the Bid. Each bid will be made subject to further verification of production capacity, equipment condition and status, and title. The Company believes that the estimated cost of Phase 2 for one property will be approximately $50,000.

Phase 3. Closing. Final price negotiation will take place. Cash transfer and issuance of title opinions. Tank gauging and execution of transfer orders. The cost of Phase 3 cannot be estimated at this time and is entirely dependent upon negotiations with the seller and the seller's offering price for the property.

After closing has occurred, the newly acquired property will be turned over to the Company for possible workovers or operational changes which will in the Company's estimation increase each well's production.

In connection with the acquisition of an oil and gas lease for work-over operations, the Company is able to assume 100% ownership of the working-interest and surface production equipment facilities with only minor expenses. In exchange for an assignment of the lease, the Company agrees to assume the obligation to plug and abandon the well in the event the Company determines that reworking operations are either too expensive or will not result in production in paying quantities. The cost of plugging a well can run from $500 to$15,000, depending on the condition of the well.

Several major oil companies have recently placed numerous oil and gas properties out for competitive bidding. The Company currently does not have sufficient revenues or funds available to it to make a bid for such properties. The Company has not initiated a search for additional leases and does not intend to do so until it raises additional capital. The Company believes that it is not an efficient use of time to search for additional prospects when it does not have sufficient capital to acquire and develop additional leases. The Company intends to raise additional capital through loans or the sale of equity securities in order to have sufficient funds to make a bid for such properties. There is no assurance that the Company will ever raise such additional capital and if the Company is unable to raise such capital, it may have to cease operations.

At the present time, the Company has not identified any specific oil and gas leases which it intends to acquire and will only be able to make such determination upon raising said capital.

Operate Oil and Natural Gas Properties only when Justified.

Initially, we will not solely operate any of the oil or natural gas properties, which we hold or may acquire, and will rely to some extent on operators qualified in the oil and gas business to conduct operations under a joint operating arrangement. To date the Company has not entered into any joint operating agreements with an operator.

Maintain Low Overhead Expenses.

We currently have 3 full time employees, Gordon M. LeBlanc, Jr., Marilyn Kay LeBlanc and G. Maurice LeBlanc III. We do not intend to become obligated to incur substantial cash operating expenses until such time as available capital or cash resources generated from operations are sufficient to justify expanding the number of employees and related expenses. Until such time as we have developed significant and steady cash flow from the production of oil and natural gas, we intend that our management and directors will provide services to the Company primarily for non-cash compensation.

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

                        Market for Oil and Gas Production

The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered to sale at posted field prices. There are price adjustments for quality difference from the Benchmark. Benchmark is Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Quality variances from Benchmark crude results in lower prices being paid for the variant oil. Oil sales are normally contracted with a purchaser or gatherer as it is known in the industry who will pick up the oil at the well site. In some instances there may be deductions for transportation from the well head to the sales point. At this time the majority of crude oil purchasers do not charge transportation fees, unless the well is outside their service area. The service area is a geographical area in which the purchaser of crude oil will not charge a fee for picking upon the oil. The purchaser or oil gatherer as it is called within the oil industry will usually handle all check disbursements to both the working interest and royalty owners. The Company will be a working interest owner. By being a working interest owner, the Company is responsible for the payment of its proportionate share of the operating expenses of the well. Royalty owners and over-riding royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the costs of operating the lease. There, the Company, in most instances, will be paying the expenses for the oil and gas revenues paid to the royalty and over-riding royalty interests.

Gas sales are by contract. The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous month's sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Prices will fluctuate with the seasons and the general market conditions. It is the Company's intention to utilize this market whenever possible in order to maximize revenues. The Company does not anticipate any significant change in the manner production is purchased. However, no assurance can be given at this time that such changes will not occur.

                  Risks Associated with the Company's Business

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

Early Stages of Development Activities.

We are still in the early stages of our development activities. Our initial strategy includes (i) the use of 3-D Seismic and other state-of-the-art technologies to maximize the potential of our properties, (ii) the drilling of exploratory wells in the San Juan Basin, and (iii) subject to the evaluation of the results of seismic data and drilling, drilling of additional exploratory and development wells in the area. The success of the project will be materially dependent on whether our initial few exploratory wells are commercially productive wells and whether we can successfully acquire interests in additional exploratory prospects. Although we believe the geologic characteristics and results of the 2-D data survey of our two present prospects reduce the risk of drilling nonproductive wells, there can be no assurance that the Company will drill enough productive wells to establish crude oil and natural gas reserves and positive cash flow. If we drill a significant number of nonproductive wells, the Company's business, financial condition and results of operations would be materially adversely affected. Accordingly, due to the early stage of development, we are unable to predict whether our exploration activities in the San Juan Basin will meet our expectations. In the event our exploration activities do not effectively establish reserves and production, the Company may have to cease its operations.

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

Substantial Capital Requirements.

Our current exploration plans in the San Juan Basin will require us to make substantial capital expenditures in connection with the exploration and exploitation of those crude oil properties. We believe that we will require a combination of additional financing and cash flow from operations to continue to implement our future plans. There can be no assurance that any additional financing will be available to us on acceptable terms or at all. Future cash flows and the availability of financing will be subject to a number of variables, such as the level of production from any existing wells, prices of oil and natural gas and our success in locating and producing new reserves. To the extent that future financing requirements are satisfied through the issuance of equity securities, the Company's existing shareholders may experience dilution that could be substantial. Incurring debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on the Company's operations. If revenue, once established, were to decrease as a result of lower oil or natural gas prices, decreased production or otherwise, and we have no other capital sources available, we could have a reduced ability to execute our exploration or development plans, replace reserves, if any, or to maintain production levels, which could result in decreased production and revenue over time.

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

Competition

The oil and gas industry is highly competitive. The Company's competitors and potential competitors include major oil companies and independent producers of varying sizes of which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of the Company's competitors have greater financial, personnel and other resources than does the Company and therefore have a greater leverage to use in acquiring prospects, hiring personnel and marketing oil and gas. Accordingly, a high degree of competition in these areas is expected to continue.

Governmental Regulation

The production and sale of oil and gas is subject to regulation by state, federal and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto.

The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1985 which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be reimposed in the future but when, if ever, such reimposition might occur and the effect thereof on the Company cannot be predicted.

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 ("NGPA"). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is "deregulated"). Administration and enforcement of the NGPA ceiling prices are delegated to the FERC. In June 1986, the FERC issued Order No. 451, which, in general, is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible, though unlikely, that the Company may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

The Company's operations are subject to extensive and continually changing regulation because legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to company with such rules and regulations can result in large penalties. The regulatory burden on this industry increases the Company's cost of doing business and, therefore, affects our profitability. However, we do not believe that we are affected in a significantly different way by these regulations than our competitors are affected.

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

Control by Existing Shareholders.

Currently, directors and executive officers beneficially own approximately 31.1% of the Company's outstanding common stock, and six individual corporate entities controlled by certain directors and officers of the Company beneficially own approximately 63.2% of the Company's outstanding common stock (See Item 11 below). Accordingly, these shareholders, as a group, will be able to control the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's Articles of Incorporation or Bylaws and the approval of mergers and other significant corporate transactions. These factors may also have the effect of delaying or preventing a change in the management or voting control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of common stock.

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

Marketing of Production

The price to be received by the Company for any oil and natural gas production which may be established on our properties will depend upon numerous factors beyond our control, including seasonality, the condition of the national and international economies, the availability of foreign imports, political conditions in other oil and natural gas producing countries, domestic governmental regulations, legislation and policies. Decreases in the prices of oil or natural gas could have an adverse affect on the value of any reserves established by us and our cash flow from any production that may be established. For December, 2001, the price paid by crude oil purchasers in the San Juan Basin of New Mexico was approximately $20.00 per barrel according to quotes published by Giant Industries. Such prices could be higher or lower at the time that any production from our exploratory activities is available for sale, depending upon the above factors and other unforeseen circumstances.

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

Transportation and Sale of Oil and Natural Gas.

The Company can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. The price that we receive from the sale of these products is affected by the Company's ability to transport and the cost of transporting these products to market. Under applicable laws, the Federal Energy Regulatory Commission ("FERC") regulates:

          --   the construction of natural gas pipeline facilities, and
          --   the rates for  transportation  of these  products  in  interstate commerce

The Company's possible future sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present. These changes affect the economics of natural gas production, transportation and sales. In addition, the FERC is continually proposing and implementing new rules and regulations affecting these segments of the natural gas industry that remain subject to the FERC's jurisdiction. The most notable of these are natural gas transmission companies.

The FERC's more recent proposals may affect the availability of interruptible transportation service on interstate pipelines. These initiatives may also affect the intrastate transportation of gas in some cases. The stated purpose of many of these regulatory changes s to promote competition among the various sectors of the natural gas industry. These initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, some aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. The Company cannot predict what further action the FERC will take on these matters. However, the Company does not believe that any action taken will affect it must differently than it will affect other natural gas producers, gatherers and marketers with which the Company might compete against.

Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser. The Company does not believe that these regulations will affect it any differently than other oil producers and marketers with which it competes.

Regulation of Drilling and Production. The Company's proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, order and regulations. Among other matters, these statutes and regulations govern:

          --   the amounts and types of  substances  and  materials  that may be released into the environment,
          --   the discharge and disposition of waste materials,
          --   the reclamation and abandonment of wells and facility sites, and
          --   the remediation of contaminated sites,

         and require:

          --   permits for drilling operations,
          --   drilling bonds, and
          --   reports concerning operations

Environmental Regulations

The Company's operations are affected by the various state, local and federal environmental laws and regulations, including the:

          --   Clean Air Act,
          --   Oil Pollution Act of 1990,
          --   Federal Water Pollution Control Act,
          --   Resource Conservation and Recovery Act ("RCRA"),
          --   Toxic Substances Control Act, and

          -- Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").

These  laws  and  regulations   govern  the  discharge  of  materials  into  the
environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

          --   drilling,
          --   development and production operations,
          --   activities in connection with storage and  transportation  of oil and other liquid hydrocarbons, and
          --   use of facilities for treating,  processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business. The increased costs cannot be easily determined. Such areas affected include:

          -- unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water,

          -- capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes, and

          -- capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug and abandon inactive well sites and pits.

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, the Company is unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on its operations. However, the Company does not believe that changes to these regulations will have a significant negative effect on its operations.

A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the clean up of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. The Company does not maintain insurance for protection against certain types of environmental liabilities.

The Clean Air Act requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, the Company believes the Clean Air Act requirements will not have a material adverse effect on our financial condition or results of operations.

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either

          --   a "generator" or "transporter" of hazardous waste, or

          -- an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility

At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, the Company will not be subject to many of RCRA's requirements because its operations will probably generate minimal quantities of hazardous wastes.

CERCLA, also known as "Superfund", imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include:

          -- the "owner" or "operator" of the site where hazardous substances have been released, and
          -- companies that disposed or arranged for the disposal of the hazardous substances found at the site.

CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, the Company could generate waste that may fall within CERCLA's definition of a "hazardous substance". As a result, the Company may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed.

Under such law the Company could be required to:

          -- remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators,
          -- clean up contaminated property, including contaminated groundwater, or
          --   perform   remedial   plugging   operations   to  prevent   future
               contamination.

The Company could also be subject to other damage claims by governmental authorities or third parties related to such contamination.

While the foregoing regulations appear extensive, the Company believes that because it will initially be drilling and operating one oil or gas well, compliance with the foregoing regulations will not have any material adverse effect upon the Company. Further, the Company believes it will only spend minimal amounts of money to comply therewith in connection with its current two prospects.

No Trading Market

There is no trading market for the Company's Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Penny Stock Rule

The Securities and Exchange Commission has adopted Rule l5g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Going Concern Qualification

The report of our auditors includes a going concern qualification which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. While we intend to undertake fund raising efforts in the form of a private placement of our common stock, there is no guarantee that our efforts will be able to attract additional necessary equity investors. If we are unable to obtain this additional funding, we may not be able to continue operations. Additionally, we have a net worth deficit as of our latest balance sheet date. This deficit indicates that we will be unable to meet our future obligations unless additional funding sources are obtained. To date we have been able to obtain funding in the form of loans from our President, Gordon M. LeBlanc, Jr. and meet our obligations in a reasonably timely manner. However, if in the future we are unsuccessful in attracting new sources of funding, then we will be unable to continue in business.

ITEM 2. DESCRIPTION OF PROPERTY.

                               Leasehold Interests

The Company currently owns an undivided 37.5% working leasehold interest in two exploratory prospects located in Sandoval County, New Mexico in the San Juan Basin, near Cuba, New Mexico. The prospects, commonly referred to as the "Right Angle" and "Johnson Anticline", respectively, total approximately 1,920 acres, and were acquired pursuant to two (2) separate Assignments of Oil and Gas Working Interest dated November 29, 2001 from Gordon M. LeBlanc, Jr. to LeBlanc Petroleum, Incorporated. The initial exploratory well shall be the Right Angle Federal #1. We anticipate drilling to commence on this well in late September 2002, upon the completion of a 3D geologicalseismic study. We have the right to acquire from the joint operator satisfactory title to the balance of the interest in the Right Angle and Johnson Anticline prospects where the joint owner holds an interest in accordance with standards generally accepted in the oil and natural gas industry.

We project that as many as 12 wells may be drilled over the next 18 months, subject to our initial drilling success, crude oil prices and availability of capital. Until and unless such wells are drilled and completed as crude oil producers, of which there can be no assurance, we will have no production and no oil reserves attributable to the Right Angle and Johnson Anticline leaseholds.

The Company also owns an undivided 24.5% working leasehold interest in 5 natural gas wells in the Dixie Field of Caddo Parish, Louisiana. This interest was acquired on November 26, 2001 pursuant to a Partial Assignment of even date from KMA Exploration, Inc. to LeBlanc Petroleum, Incorporated. The wells produce 7 mcf per day from the Nacatoch formation from approximately 900 feet. The price of natural gas per mcf as of December 31, 2001 was $1.80 according to U.S. Intrastate Gas Pipeline Report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 1, 2001, shareholders representing one hundred percent (100%) of the Company's outstanding shares of common stock voted by unanimous written consent to approve Articles of Merger with LeBlanc Petroleum, Incorporated, a private Arizona corporation, providing that the Company issue one share of its common stock in exchange for each common share of LeBlanc stock owned by the shareholders of LeBlanc. Therefore, all of the 9,000,000 issued and outstanding shares of LeBlanc were acquired by the Company for 9,000,000 shares of common stock of the Company. The terms of the merger, including the one-for-one exchange of shares between the Company and the LeBlanc shareholders, took into account the existing assets and expertise of LeBlanc's management and were the result of arms'-length negotiations between the Company and the principal shareholders and executive management of LeBlanc.

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

On December 1, 2001, William D. O'Neal and Stephen F. Burg each surrendered 2,250,000 shares of the Company's common stock to the Company upon the terms and conditions set forth in Item 12 below.

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

The Company initially plans to identify up to 12 drilling locations for crude oil at the Right Angle and Johnson Anticline locations in the San Juan Basin that bear consistent analytical data using 3-D Seismic and AVO technologies. Our participation is a 37.5% working interest based upon the ownership of our leasehold interests in these prospects. We anticipate generating initial revenues from these prospects in the second calendar quarter of 2002. The cost to the Company to drill a single dry hole is expected to be approximately a minimum of $134,000.00. The estimated annual cost for general and administrative expenses of the Company is anticipated to be approximately a minimum of $350,000.00 and other capital costs associated with the existing properties may approximate $200,000.00. At December 31, 2001, the Company had approximately $124 in cash.

The Company's anticipated share of the additional costs to complete a successful crude oil well in the San Juan Basin would be approximately $36,000.00. From a successful well the Company anticipates net monthly revenue of approximately $44,100.00 based upon expected average monthly gross oil production of 245 barrels of oil per day, at a price of $20.00 per barrel of oil. This estimate is based upon the average daily production rate for similar wells in the immediate area as published by the State of Mexico Oil and Gas Commission. Direct costs for drilling and completing a successful well may be recovered in approximately 4 months. If a drilled well is successful, after payment of the Company's share of completion expenses, we would expect to be able to drill 11 subsequent wells using the proceeds from production of the successful well approximately 90 days after it began producing, assuming anticipated rates of production and current crude oil prices.

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

                         Liquidity and Capital Resources

At December 31, 2001, the Company's total assets of $122,999 were exceeded by current liabilities of $200,204. We have current assets of $124 and a deficit working capital. The net proceeds from private placements received by the Company during 2001 were $3,000.00 for 300,000 shares of our common stock. The proceeds were utilized to pay audit fees of $1,500.00, transfer agent fees of approximately  $750.00  and  miscellaneous  filing fees  totaling  approximately
$500.00

We believe that additional working capital in the amount of $500,000.00 will need to be raised in the form of debt, equity or some other financing to meet our anticipated cash needs for at least the next 12 months. Thereafter, if cash generated from anticipated producing wells is insufficient to satisfy the Company's capital needs, we expect that we will require additional capital in the future for funding working capital and drilling operations in the form of equity, debt or other financing. The Company's general and administrative costs over the next 12 months will be funded by Gordon M. LeBlanc, Jr. as an interest free unsecured loan on an "as-needed" basis to be paid back in full on or before December 31, 2003. If the Company is unsuccessful in raising additional capital beyond this 12 month period, the Company may be required to cease operations. Other than the commitment from Mr. LeBlanc, we have no commitments in place to provide additional capital. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

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

Names of Executive                                           Date of
Officers and Directors    Age     Position                   Appointment
Gordon M. LeBlanc, Jr.     50    Director/President          December 1, 2001
Marilyn Kay LeBlanc        47    Director/Secretary          December 1, 2001
Katie O. LeBlanc           27    Director                    December 1, 2001
G. Maurice LeBlanc III     25    Director/Vice President     December 1, 2001
Annie L. LeBlanc           23    Director                    December 1, 2001

Gordon M. LeBlanc, Jr., 50, President, CEO, Chairman of the Board. Mr. LeBlanc has been a self-employed oil and gas operator (LeBlanc Oil) and geological consultant in Louisiana, Arizona, New Mexico and Australia since 1982. Mr.
LeBlanc majored in Petroleum Geology at Centenary College of Louisiana. Mr. LeBlanc's family represents four generations of oil and gas operators, pipeline management, drilling operations and a three term member of the Louisiana State Mineral Board. Mr. LeBlanc formed LeBlanc Petroleum, Incorporated in 2001. Mr. LeBlanc intends to dedicate approximately 95% of his time to the business of the Company. Subject to re-election, Mr. LeBlanc serves a one-year term as a director of the Company.

Marilyn Kay LeBlanc, 47, Secretary, Director. Mrs. LeBlanc is the wife of Gordon
M.  LeBlanc,  Jr.,  and  has  been  involved  in the  management  of oil and gas operations since 1982. Mrs. LeBlanc will be responsible for maintenance of corporate records and coordinating with the Company's legal counsel and auditing firm with respect to SEC filings. Mrs. LeBlanc majored in Elementary Education at Northeast Louisiana University. Mrs. LeBlanc intends to dedicate approximately 100% of her time to the business of the Company. Subject to re-election, Mrs. LeBlanc serves a one-year term as a director of the Company.

Katie O. LeBlanc, 27, Director. Ms. LeBlanc is the daughter of Gordon M. and Marilyn Kay LeBlanc, and has been involved in Phase 1 archaeological studies Arizona for LeBlanc Oil since 1996. Ms. LeBlanc will continue to be involved in archaeological studies of the Company's Southwest U.S. leasehold, and expanding into the platting of seismic studies. Ms. LeBlanc graduated from Arizona State University in 1997 with a Bachelor Degree in Anthropology. Ms. LeBlanc intends to dedicate approximately 50% of her time to the business of the Company. Subject to re-election, Ms. LeBlanc serves a one-year term as a director of the Company.

G. Maurice LeBlanc III, 25,Vice President of Field Operations, Director. Mr. LeBlanc is the son of Gordon M. and Marilyn Kay LeBlanc, and has worked in oilfield operations since 1992 for LeBlanc Oil. Mr. LeBlanc began his career as a "hot shot" driver at age 15. He thereafter worked as a rig roustabout, as well as in pipeline installation, field equipment maintenance, pumper, log interpretation and well completion and plugging operations. Mr. LeBlanc is responsible for LeBlanc Petroleum field operations in New Mexico, Arizona and Louisiana. Mr. LeBlanc intends to dedicate approximately 100% of his time to the business of the Company. Subject to re-election, Mr. LeBlanc serves a one-year term as a director of the Company.

Annie L. LeBlanc, 23, Director. Ms. LeBlanc is the daughter of Gordon M. and Marilyn Kay LeBlanc, and has worked in state oil and gas compliance for LeBlanc Oil since 1997. Ms. LeBlanc will continue to work in state and federal compliance for the Company's oil and gas production. Ms. LeBlanc will graduate from Arizona State University with a Bachelor of Science degree in the fall of 2002. Ms. LeBlanc intends to dedicate approximately 50% of her time to the business of the Company. Subject to re-election, Ms. LeBlanc serves a one-year term as a director of the Company.

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

Name of Beneficial Owner       Shares Beneficially                     Type of
or Name of Officer or Director       Owned           Percent           Ownership
Gordon M. LeBlanc, Jr.               200,000            2.0             Direct
5527 E. Camelback Rd.
Phoenix, AZ 85018

Marilyn Kay LeBlanc                  200,000            2.0             Direct
5527 E. Camelback Rd.
Phoenix, AZ 85018


Annie B. Malone                      750,000            7.9             Direct
5527 E. Camelback Rd.
Phoenix, AZ 85018

G. Maurice LeBlanc III               600,000            6.3             Direct
5527 E. Camelback Rd.
Phoenix, AZ 85018

Katie O. LeBlanc                     600,000            6.3             Direct
5527 E. Camelback Rd.
Phoenix, AZ 85018

Annie L. LeBlanc                     600,000            6.3             Direct
5527 E. Camelback Rd.
Phoenix, AZ 85018

Little Fork & Trees, LLC           1,000,000           10.5             Direct
5527 E. Camelback Rd.
Phoenix, AZ 85018

Twelve Mile Bayou, LLC             1,000,000           10.5             Direct
5527 E. Camelback Rd.
Phoenix, AZ 85018

LeBlanc Oil, Incorporated          1,000,000           10.5             Direct
5527 E. Camelback Rd.
Phoenix, AZ 85018

Alsace Investment Group, LLC       1,000,000           10.5             Direct
5527 E. Camelback Rd.
Phoenix, AZ 85018

West Carroll Investments, LLC      1,000,000           10.5             Direct
5527 E. Camelback Rd.
Phoenix, AZ 85018

Elm Street Films, Inc.            1,000,000            10.5             Direct
5527 E. Camelback Rd.
Phoenix, AZ 85018
--------------------------------------------------------------------------------
All officers and directors         2,950,000           31.1              Direct
beneficial owners                  6,000,000           63.2              Direct

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

3.1 Articles of Incorporation of JBO, Inc., as filed with the Nevada Secretary of State on June 20, 2001. (1)

3.2            Bylaws of JBO, Inc. adopted June 20, 2001. (1)

3.3 Articles and Plan of Merger, as filed with the Nevada Secretary of State on December 7, 2001, and effective December 1, 2001. (2)

3.4 Amendment to Articles of Incorporation of JBO, Inc., as filed with the Nevada Secretary of State on December 12, 2001. (2)

3.5            Promissory Note (O'Neal)

3.6            Stock Pledge Agreement (O'Neal)

3.7            Promissory Note (Burg)

3.8            Stock Pledge Agreement (Burg)

3.9            Partial Assignment (Dixie Fields)

3.10           Assignment of Oil and Gas Working Interest (Right Angle)

3.11           Assignment of Oil and Gas Working Interest (Johnson Anticline)
________________________________________________________________________
(1) Incorporated by reference to Form 10SBG12 filed July 16, 2001.

(2) Incorporated by reference to Amended Form 8-K filed on March 22, 2002.

                                     PART IV

                                   FINANCIALS

                            LeBlanc Petroleum, Inc.
                                 Balance Sheet
                 as of December 31, 2001 and November 23, 2001




                                     Assets

                                             December 31,     November 23,
                                                 2001            2001
Cash                                        $         124  $             -
                                            ------------------------------
      Total Current Assets                            124                -
                                            ------------------------------

Oil and Gas Properties, using
      successful efforts accounting

      Proved Properties                            20,000
      Unproved Properties                         102,963

      Accumulated Depreciation,
      depletion, amortization and/or
      impairment                                      (88)
                                            ------------------------------

      Net Oil and Gas Properties                  122,875                0
                                            ------------------------------

Other Assets                                            0                0
                                            ------------------------------

      Total Assets                          $     122,999  $             -
                                            ==============================


                                       F-4
        The accompanying notes are an integral part of these statements

                             LeBlanc Petroleum, Inc.
                                 Balance Sheet
                 as of December 31, 2001 and November 23, 2001


                                   Liabilities

Exploration Advances                        $       1,462  $             -
Production Expense Advances                           242
Due to Officer                                     58,500
Recapitalization Payable                          140,000
                                            ------------------------------

      Total Current Liabilities                   200,204                0
                                            ------------------------------

Commitments and Contingencies

                                   Stockholders' Equity

Common Stock, authorized shares
      outstanding shares December 31,
      2001 9,000,000 November 23, 2001
      no shares                                     9,500                0

Additional Paid in Capital                         64,535                0

Retained Earnings (Loss)                         (151,240)               0
                                            ------------------------------

      Total Stockholders' Equity                  (77,205)               0
                                            ------------------------------

      Total Liabilities and Stockholders'
      Equity                                $     122,999 $              -
                                            ==============================




                                       F-5
        The accompanying notes are an integral part of these statements

                            LeBlanc Petroleum, Inc.
                            Statement of Operatioons
 for the period from November 23, 2001 to December 31, 2001 and the period from
             November 23, 2001 (Inception) to December 31, 2001

                                           for the period   for the period
                                             November 23,    November 23,
                                                2001 to   2001 (inception)
                                             December 31,   to December 31,
                                                  2001           2001
                                           -------------------------------
Revenues
      Oil and Gas Sales                     $         222  $           222
                                           -------------------------------

      Total Revenue
                                                      222              222
                                           -------------------------------

Expenses
      Production Expenses                             463              463
      Depreciation, Depletion and or
      Amortization                                     88               88
      Organizational and Recapitalization
      Expenses                                    150,411          150,411
      General and Adminiatrative Expenses             500              500
                                           -------------------------------

       Total Expenses                             151,462          151,462
                                           -------------------------------

Income before Provision for Income Taxes         (151,240)        (151,240)

Provision for Income Taxes                              0                0
                                           -------------------------------

Income (Loss)                               $    (151,240) $      (151,240)
                                           ===============================

Primary and Diluted Earnings per Share              (0.02)           (0.02)
                                           -------------------------------

Weighted Average Number of Common
      Shares Outstanding                        9,434,211        9,434,211
                                           -------------------------------


                                      F-6
        The accompanying notes are an integral part of these statements

                             LeBlanc Petroleum, Inc.
                        Statement of Stockholders' Equity
               November 23, 2001 (Inception) to December 31, 2001


                                               Common Stock            Additiona    Accumulated       Total
                                             Shares       Amount        Paid in       Deficit        Equity
                                                                        Capital

Initial Capitalization, November 23, 2001    9,000,000  $   9,000    $    65,000  $         -  $     74,000

                                               500,000
Reverse Merger with JBO                                       500           (465)                        35

Deficit for year                                                                     (151,240)     (151,240)
                                        -------------------------------------------------------------------------

Balance, December 31, 2001                   9,500,000  $    9,500  $     64,535     (151,240) $    (77,205)
                                        =========================================================================



        The accompanying notes are an integral part of these statements
                                       F-7

                             LeBlanc Petroleum, Inc.
                             Statement of Cash Flows
           for the period from November 23, 2001 to December 31, 2001 and the period November 23, 2001 (Inception) to December 31, 2001

                                                              November 23,      November 23,
                                                                 2001 to      2001 (inception)
                                                              December 31,    to December 31,
                                                                  2001              2001
                                                         --------------------------------------
Cash flows from operating activities

Net Income (Loss)                                         $       (151,240)   $      (151,240)

Adjustments to reconcile net income
      to operating cash flow

      Amortization                                                      88                 88
      Increase in Recapitalization Payable                         140,000            140,000
      Increase in Officer Payable                                   58,500             58,500
      Increase in advances on exploration                            1,462              1,462
      Increase in advances on production expenses                      242                242
                                                         ------------------------------------

Net cash provided by operations                                   49,052            49,052
                                                         ------------------------------------

Cash flows from investing activities

      Purchase of producing wells                                   20,000             20,000
      Purchase of lease property                                    64,000             64,000
      Purchase of working interest                                  37,500             37,500
      Exploration costs of working interest                          1,463              1,463
                                                         ------------------------------------

Net cash used for investing activities
                                                                   122,963            122,963
                                                         --------------------------------------

Cash flows from financing activities

      Initial capitalization                                        74,000             74,000
      Ierger with JBO, Inc.                                             35                 35
                                                         ------------------------------------

Net cash provided by financing activities                           74,035             74,035
                                                         ------------------------------------

Net change in cash and cash equivalents                                124                124
Cash and cash equivalents at the beginning of periods                    0                  0
                                                         --------------------------------------

Cash and cash equivalents at the end of period             $           124    $           124
                                                         ======================================

Supplemental disclosure of cash flow information

      Cash paid during period for income taxes                          $0                 $0
      Cash paid during period for interest                              $0                 $0


        The accompanying notes are an integral part of these statements

                        LEBLANC PETROLEUM, I NCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                         (an exploratory stage company)


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

Note 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of the balance sheet date the Company had no established sources of revenue and its planned exploration is just beginning. These factors raised substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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


                                            LEBLANC PETROLEUM, INCORPORATED



Date: September 11, 2002                By /s/ Gordon M. LeBlanc, Jr.
                                        -----------------------------------
                                        Gordon M. LeBlanc, Jr., President

                                        By /s/ Marilyn Kay LeBlanc
                                            -----------------------------------
                                        Marilyn Kay LeBlanc, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:September 11, 2002                 By /s/ Gordon M. LeBlanc, Jr.,  Director
                                        ----------------------------------------

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